Form 10-K
period 2021-12-31
FGI Industries Ltd.
filed 2022-03-31
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
        Commission File No. 001-41207

FGI Industries Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1603252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
906 Murray Road — East Hanover, NJ	07869
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 428-0400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.0001 par value	FGI	Nasdaq Capital Market
Warrants to purchase Ordinary Shares, $0.0001 par value	FGIWW	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒ Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
FGI Industries Ltd. completed the initial public offering of its ordinary on January 27, 2022. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 24, 2022, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $11,674,313, based on the number of shares held by non-affiliates as of March 24, 2022 and the closing price of the registrant’s ordinary shares on the Nasdaq Capital Market on that date.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:
•
the levels of residential R&R activity, and to a lesser extent, new home construction;

•
our ability to maintain our strong brands and reputation and to develop innovative products;

•
our ability to maintain our competitive position in our industries;

•
our reliance on key suppliers and customers;

•
the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;

•
the cost and availability of materials and the imposition of tariffs;

•
risks associated with our international operations and global strategies;

•
our ability to achieve the anticipated benefits of our strategic initiatives;

•
our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;

•
risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;

•
our ability to attract, develop and retain talented and diverse personnel;

•
our ability to obtain additional capital to finance our planned operations;

•
regulatory developments in the United States and internationally;

•
our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and

•
other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits to this Annual

Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “FGI,” “we,” “us” or “our” refer to FGI Industries Ltd.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks, as more fully described in the section titled “Risk Factors” in this Annual Report on Form 10-K. You should read these risks before you invest in our securities. In particular, risks associated with our business include, but are not limited to, the following:
Strategic Risks
•
Our BPC organic growth strategy is focused on capturing higher incremental gross margins by increasing our share of branded products, expanding into new product categories and creating new sales channels, all of which are impacted by a number of economic factors and other factors.

•
Prolonged economic downturns may adversely impact our sales, earnings and liquidity.

•
Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

•
We may not achieve all of the anticipated benefits of our strategic initiatives.

•
We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.

•
We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results.

Business and Operational Risks
•
We recently began as a stand-alone business and have no operating history as a stand-alone business.

•
Variability in the cost and availability of our raw materials, component parts and finished goods, including the imposition of tariffs, could affect our results of operations and financial position.

•
Our top ten customers represent a large portion of our sales. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.

•
We are dependent on third-party suppliers and manufacturers, the loss of which could materially impact our business.

Competitive Risks
•
We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.

•
Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations.

•
Changes in Cayman Islands or U.S. tax law could adversely affect our financial condition and results of operations.

Technology and Intellectual Property Risks
•
We rely on information systems and technologies, and a breakdown of these systems could adversely affect our results of operations and financial position.

•
We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Litigation and Regulatory Risks
•
We are currently involved in legal proceedings and may in the future be a party to additional claims and litigation, which could be costly and divert significant resources.

•
Compliance with laws, government regulation and industry standards are costly, and our failure to comply could adversely affect our results of operations and financial position.

•
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

Risks Related to Doing Business in China
•
We have operations in, and the majority of our suppliers are located in, China. Our or our suppliers’ ability to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.

•
We could be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions.

•
In light of recent events indicating greater oversight by the Cyberspace Administration of China, or CAC, over data security, particularly for companies seeking to list on a foreign exchange, we could become subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have an adverse effect on our business operations in China.

•
Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.

Risks Related to Our Securities
•
Foremost Groups Ltd. holds a significant majority of the voting power of our ordinary shares, approximately 72%, and will be able to exert significant control over us.

PART I
ITEM 1.   BUSINESS
Our Company
FGI is a global, diversified and reputable supplier of quality bath and kitchen products. With over thirty years of experience, FGI has become a leading business to business supplier of bath and kitchen products to large retail, wholesale, commercial and specialty channel customers around the globe specializing in the home improvement and R&R markets. Some of our largest customers include The Home Depot, Menards, Ferguson and Lowe’s. Throughout our history, we have achieved consistent and above-industry sales growth each year by executing on our strategic objectives which include offering well-designed, high-quality products, providing service that surpasses our competition and exceeds our customers’ expectations, and managing an efficient and resilient global supply chain.
Our products are typically designed in-house or are created in conjunction with our customer and supplier partners. The majority of our products are sold under our customers’ private label brands, although we expect to continue increasing the share of our own brands over time. Below is an outline of our general business model:
Both private label and FGI’s brands require significant marketing expenditures which we typically incur or share with our customers. We offer industry-leading brands including Foremost®, avenue, contrac®, Jetcoat®™, rosenberg and Covered Bridge Cabinetry®. These brands have continued to grow and represent an increasing share of our total sales in recent years, while the majority of our products are sold under key customers’ private label brands, such as The Home Depot’s “Glacier Bay” brand and Ferguson’s “ProFlo” brand.
Major Developments in our Business
Initial Public Offering
On January 27, 2022, FGI closed an underwritten public offering of 2.5 million units (the “Units”) (consisting of (i) one ordinary share, par value $0.0001 (the “Ordinary Shares”) and, (ii) one warrant to purchase one Ordinary Share (the “Warrants”)) at a public offering price of $6.00 per unit and received net proceeds, after commissions and expenses, of approximately $12.5 million.
Reorganization
During the fourth quarter of 2021, we completed the reorganization (the “Reorganization”) of our parent company, Foremost, and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries, Inc., FGI Europe and FGI International, each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. Our business now operates separately from the rest of Foremost’s business units, and we and Foremost believe that operating as a standalone company will allow FGI to more effectively execute its long-term “BPC” growth strategy while focusing more efficiently on its own capital allocation priorities.
Prior to the Reorganization, FGI Industries, Inc., FGI Europe and FGI International operated as business units within Foremost for over thirty years. Foremost continues to be a significant holder of our ordinary shares and supports FGI via global sourcing and manufacturing arrangements. This discussion, and any financial information and results of operations discussed herein, refers to the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the kitchen and bath business of Foremost Groups, Ltd. before the completion of Reorganization and are presented as if we had been in existence and the Reorganization had been in effect during the years ended December 31, 2021 and 2020.
Our Products
We offer a wide variety of products that fall into three categories: Sanitaryware, Bath Furniture and Other. Our brand and category makeup of our net sales is as follows:
Sanitaryware.   Our Sanitaryware category includes a range of bath products, such as toilets, sinks, pedestals and toilet seats. The majority of these products are sourced from third-party suppliers in China and are sold throughout the United States, Canada and Europe. Our main owned brands in this category include Foremost®, which is retail-focused, and contrac®, which is wholesale-focused.
Bath Furniture.   Our Bath Furniture category primarily includes wood and wood-substitute furniture for bathrooms, including vanities, mirrors, laundry and medicine cabinets and other storage systems. The majority of these products are sourced from Southeast Asia and China and are sold principally in the United States and Canada. We typically sell our bath furniture products under the Foremost brand.
Other.   Our Other category includes several smaller categories, most prominently our shower door and shower systems products which are typically sold as private label or under our Foremost and Jetcoat brands. In addition, we are developing an emerging custom kitchen cabinetry brand under our “Covered Bridge Cabinetry” and “Craft + Main Cabinetry” (formerly “Kitchens by Foremost”) lines of products. Our custom kitchen lines represent some of the highest margin, highest quality products that we sell, and are sold primarily through local kitchen and bath dealerships while involving a heavy marketing element with contractors and designers. While custom kitchen cabinetry currently represents less than 1% of our total sales, it is an area where we see significant long term organic growth, gross margin expansion and consolidation possibilities. The majority of our custom kitchen cabinetry and shower products are sourced from China and Southeast Asia.
In each category, we sell branded and private label products at various price points to attract a wide base of customers and ultimate consumers. We position our products in a “good, better, best” market position, with a variety of price points to address the varying needs of our customer base. However, we typically eschew selling low, or “opening” price point items, and focus primarily on the mid-to-upper price point product categories. We continue to see opportunities to introduce new product categories. Some of our recent product introductions that we expect to drive material sales growth include our Jetcoat-branded shower systems and intelligent (electronic) toilets.
Our Industry
The core bath and kitchen product markets in which we operate principally cater to the R&R markets, consisting of fragmented suppliers and a diffuse network of retailers, wholesalers and independent dealer networks on both national and regional levels. While our sales are principally impacted by the growth of the R&R markets, we are selectively focusing on newbuild markets as well.
According to the National Kitchen and Bath Association, the projected consumer spend for the U.S. bath and kitchen markets is estimated to be approximately $158 billion in 2021, of which approximately $75 billion is in product categories that we currently operate within. Outside of extreme recession years in the United States, such as 2007-2009, the R&R markets have experienced consistent 3% to 5% annual growth rates for more than 25 years, providing a predictable and recurring revenue model for the majority of our product lines. The primary drivers of such consistent and above-GDP growth rates are the pace of household formation, home price appreciation, strong housing turnover and the continued aging of the U.S. housing stock in our primary geographic markets.
Our Growth Strategy
Combining our well-developed global business platform with our relatively small revenue base, our aim is to achieve mid-to-high single-digit organic revenue growth rates over the long term. In order to achieve these growth objectives, we pursue a “BPC” growth strategy, focused on Brands, Products and Channels:
•
Brands:   Branded products typically come with higher gross margins and significantly reinforce our long-term competitive positioning within our product markets. We plan to continue to focus on building our branded-product footprint over the long term while increasing the share of brands as a percentage of our total sales.

•
Products:   We have significant “whitespace” opportunities in several product categories within our core kitchen and bath markets. As an example, we believe we are currently significantly under- penetrated in categories such as bath and kitchen fixtures, “behind the wall” plumbing, and acrylic products such as bathtubs. With significant investment opportunities in new materials, sourcing, leading product design and superior customer service, we have vast product expansion opportunities in relation to our relatively small share of the overall market.

•
Channels:   We feel that we have strong growth potential in key sales channels, including our existing customers, new e-commerce retailers (such as Wayfair) and commercial sales channels (local kitchen and bath product distributors). We believe we have untapped potential in markets outside of the United States, and while we have made significant headway in Canada and Germany in recent years, we believe we have many more growth and expansion opportunities in those two countries as well as other international markets.

In addition, we continue to evaluate opportunities to pursue selective “bolt-on” acquisitions of smaller companies that complement our core competencies in an effort to increase our scale and profitability, as well as to broaden our product offerings, capabilities and resources. We are also seeking strategic partnerships within the United States and internationally with the goal of strengthening the sources of our product supply. Our key criteria for potential acquisitions include looking for well-run organizations (not turnarounds), opportunities that offer tangible synergies within our core kitchen and bath markets, and investments that meet our stringent return on capital criteria.
Our Customers
We serve a large and global customer base that covers five main categories of businesses: mass retailers, wholesalers, commercial, e-commerce channels and independent distributors. As we grow our own brands, we will increasingly focus our investments on creating end-consumer mindshare and awareness, helping to grow sales through our main customer categories.

Mass Retailers
Our products are primarily used by do-it-yourself homeowners, contractors, builders and remodelers for R&R projects. In North America, products for such projects are predominantly purchased through mass retail home centers such as The Home Depot, Lowe’s and Menard’s. Due to the market presence, store network and customer reach of these large home centers, we have developed decades-long relationships with our key retailer partners to distribute our products. Approximately 39% of our net sales in 2021 were to large retailers.
Wholesalers
Our products are sold through some of the largest bath and kitchen product wholesalers in North America including Ferguson, HD Supply (owned by The Home Depot) and Orgill. The large wholesalers are similar in scale to many of our large retail partners, catering to national and local networks of professional contractors, plumbers, property developers and other significant “influencers” within the residential and non-residential construction markets.
In 2021, approximately 25% of our net sales were to our wholesale partners.
Commercial
Our products are sold through numerous smaller-scale local distribution companies which in turn cater to professional plumbers, contractors and property developers. In Canada, we are a leading supplier to market leaders such as Yorkwest Plumbing, and have developed a strong presence in other commercial sales channels as well. Our numerous relationships tend to be quite stable and strong, built on years of mutual trust and understanding among tightly-knit groups of local professionals. We see an enormous market potential in the Commercial channel and are continuously evaluating additional opportunities for market penetration.
In 2021, approximately 11% of our net sales were to our wholesale partners.
E-Commerce
We sell a growing number of our products through the e-commerce channels of our retail partners as well as “e-commerce only” retailers such as Build.com and Wayfair.com, both of which are rapidly increasing market penetration in the home R&R space. Our sales through e-commerce channels and retailers represented about 23% of our net sales in 2021 up from less than 2% in 2010.
Independent Dealers & Distributors
We have historically sold our products through independent (or “mom and pop”) bath and kitchen product specialists. Independent dealers and distributors represented 2% of our net sales in 2021.
Raw Materials, Suppliers and Manufacturing
Many of our sanitaryware products contain ceramics, the major components of which are clay and enamel. Other primary raw materials used in our bath furniture, kitchen cabinetry and shower products include hard maple, oak, cherry and beech lumber and plywood as well as paint, particleboard, medium density fiberboard, high density fiberboard, glass, aluminum, manufactured components and hardware. We have more than one source for these and other raw materials and generally believe them to be readily available. For many of our products, our third-party suppliers have standardized raw material inputs and a number of production processes, which reduces the logistical manufacturing specifications and allows for greater economies of scale in sourcing these inputs.
As a standalone company, we do not own any of our manufacturing facilities, but maintain ongoing production support from Foremost-owned manufacturing facilities and several third-party manufacturers, all primarily based in China and parts of Southeast Asia. We have entered into long-term sourcing agreements with Foremost to secure continued use of their facilities. We generally utilize six to seven factories located in China and parts of Southeast Asia. We have long-term agreements in place with the suppliers of our sanitaryware products for terms ranging from one year, renewable, to perpetuity. The geographic distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs.
Tangshan Huida Ceramic Group Co., Ltd (“Huida”) supplies the majority of our sanitaryware products. Huida accounted for approximately 66.1% of the total balance of our accounts payable as of December 31, 2021. Pursuant to a certain Agreement for Co-operations (the “Huida Agreement”), dated October 20, 2020, by and between Huida and FGI Industries, our wholly owned subsidiary (“FGI USA”), so long as we meet certain annual product placement volume requirements, (i) we have an exclusive right to distribute and resell in the United States and Canadian markets any products designed and created by Huida and for which Huida retains all intellectual property rights, and (ii) Huida may not manufacture or sell any products we design or create, for which we retain all intellectual property rights, without our prior consent. No other supplier accounts for more than 10% of our accounts payable as of December 31, 2021.
We regularly evaluate our organizational productivity and supply chains and seek opportunities to reduce costs and enhance quality. We strive to improve quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages and employee medical costs.
FGI and its subsidiaries are party to two shared services agreements with Foremost Groups Ltd., our largest shareholder, or its subsidiaries, pursuant to which the parties provide certain general and administrative services to one another in certain geographies.
Competition
We operate in a highly fragmented industry that is composed of numerous local, regional and national manufacturers. Most of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include large national and international brands such as American Standard, Kohler, Masco (Delta), Mansfield, Gerber, Niagara, Ove Decors and Woodcrafters, as well as numerous OEM suppliers and other smaller brands. Due to the highly-differentiated nature of our product categories and the scarcity of industry data, there is little reliable information on precise market shares for our product categories.
We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service, breadth of product offerings and price. Our principal means for competition are our breadth and variety of product offerings, expanded service capabilities, geographic reach, competitive price points for our products and affordable quality.
In general, our Sanitaryware product categories tend to be more consolidated and we compete primarily with a small group of large suppliers with a global footprint in any specific product line, including American Standard, Kohler, Toto, Masco (Delta), Mansfield, Gerger and Niagara, and on occasion with numerous regional suppliers. For our Bath Furniture and Other product categories, we compete with dozens of regional suppliers in any given product line, although we believe that relatively few can compete with us on a truly national scale, particularly with regards to our mass retail channels.
Our Competitive Strengths
Trusted by Customers Around the World
The core markets in which we operate tend to be conservative, with an emphasis on stable and durable relationships. FGI is a top-tier supplier of many key North American bath- and kitchen-related product categories. With support from Foremost, we are one of a select number of large market participants with national and international manufacturing and distribution capabilities. Our supply chain network, operating footprint and long-standing customer relationships provide us an ability to service our retail, wholesale and commercial channel customers worldwide and offer a broad set of products to serve our customers across a variety of price points. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage that allows us to provide well-designed, high-quality products with price points and service that exceed our competitors’ offerings and our customers’ expectations.
Deep Relationships with Leading Suppliers
In the markets in which we operate, production and supply chain quality and stability are crucial to success. Our industry is fundamentally stable and conservative, with high barriers for potential new entrants. We have built strong and stable relationships with a base of long-standing suppliers across the globe, all of whom maintain stringent manufacturing standards. We believe our customers value our decades-long experience in the industry and international footprint, which allows us to meet demanding logistics and performance criteria. At the same time, our third-party manufacturing suppliers are reliant on our stable and growing platform in order to effectively utilize their own fixed-asset investments. The importance of these strengths has been highlighted during the outbreak and ongoing spread of the novel coronavirus (“COVID-19”) pandemic, as we believe that we have remained among the most consistent and reliable suppliers in our industry despite the unprecedented challenges which were presented.
Stable Technological and Industry Dynamics
Our core bath and kitchen product markets are generally less prone to fast-paced technological innovation or “fast fashion” consumer trends. We believe this is largely due to the core functionalities of the products we offer, which have tended to evolve gradually over decades, rather than in a few years (or even months, as with certain industries). As a result, we have confidence in our ability to execute our long-term growth plans, while allocating our capital in a patient and thoughtful manner, with relatively high and predictable rates of return.
Commercial and Regulatory Barriers to Entry
The kitchen and bath markets operate under a myriad of international, national, federal, provincial and local codes. This is particularly the case as much of the product markets on which we focus are ultimately related to water and the prevention of water leakage and damage. On a fundamental level, our kitchen and bath products need to pass heavy quality control and regulatory standards, making it difficult for potential new entrants.
Experienced Management Team
We have assembled an executive team with a deep base of management experience within industrial manufacturing companies. David Bruce, our Chief Executive Officer, Bob Kermelewicz, our Executive Vice President, United States, Jennifer Earl, our Executive Vice President, Canada and Norman Kroenke, our Executive Vice President, Europe each have over twenty years of industry experience. Our Executive Chairman John Chen has more than twelve years of investment management and financial experience. Our team has identified and begun to execute on opportunities for operational improvement, growth and business expansion as a standalone company.
Significant ownership and support from Foremost
Foremost is a family-controlled and privately held holding company. As an approximate 72% owner of FGI’s ordinary shares, Foremost remains committed to supporting FGI’s strategic development and growth plans. For over 30 years, Foremost has built an industry-leading reputation as a reliable manufacturer and supply source for numerous wood and ceramic-based products which form the foundation of many FGI product categories. As a standalone company, FGI continues to benefit from Foremost’s long-standing experience in global manufacturing and sourcing, providing a solid foundation from which to pursue alternate sources of supply for our key product categories as we see fit.
Intellectual Property
We sell many of our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. FGI maintains a significant portfolio of trademarks and copyrights, most notably under our avenue, contrac®, rosenberg and Covered Bridge Cabinetry® brands. We have also acquired rights to the Foremost® brand from Foremost with regards to any Foremost branded products that we continue to sell. We rely on trade secrets and confidentiality agreements to develop and maintain our competitive position.
Environmental Matters and Regulatory Matters
Our operations are subject to national, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. Discovery of currently unknown conditions could require responses that could result in significant costs. We monitor applicable laws and regulations and incur ongoing expense relating to compliance, however we do not expect that compliance with federal, state, local and foreign regulations, will result in material capital expenditures or have a material adverse effect on our results of operations and financial position.
We believe that responsibility does not stop at national borders, which is why FGI is working to protect and sustain our global environment. By designing products that meet Environmental Protection Agency (“EPA”) standards, like our Water Sense qualifying toilets that provide high efficiency waste removal while using 20% less water with every flush, FGI is using innovative engineering to make the most of our resources.
Our bath furniture use California Air Resource Board (“CARB”) Phase II compliant wood products which limit urea-formaldehyde emissions into the environment. We only use wood products from managed forest resources to discourage clear-cut logging and the depletion of global rainforests. We encourage customers to order products using material that is Forest Stewardship Council (“FSC”) certified, ensuring the responsible use of our forest resources and equitable treatment of indigenous people of producing regions.
Environmental responsibility is everyone’s task at FGI, to ensure that we as a company protect our employees, our customers and our planet for this generation and the ones that follow.
Seasonality
Our business has been subject to seasonal influences, with higher sales typically realized during the second and third calendar quarters, corresponding with the peak season for R&R activity. We saw decreased sales in first quarter of 2020 due to the COVID-19 pandemic, however, these decreases normalized over the remainder of the year. The costs of our products are subject to inflationary pressures and commodity price fluctuations. We have generally been able over time to recover the effects of inflation, commodity price and currency fluctuations through sales price increases.
Human Capital
As of December 31, 2021, we employed approximately 136 employees, all of which are full-time, with no employees covered by collective bargaining agreements. We believe that our employee relations are good.
We believe that the performance of our company is impacted by our human capital management, and as a result we consistently work to attract, select, develop, engage and retain strong, diverse talent. We are focused on three key strategic talent priorities: leadership, diversity, equity and inclusion, and our future workforce. Our Human Resources Department is responsible for developing and executing our human capital strategy and provides regular updates to our Board of Directors’ Organization and Compensation Committee on our progress toward the achievement of our strategic initiatives. We believe that all of our human capital initiatives work together to assure we have an environment where our employees are engaged, feel a sense of belonging, and can reach their full potential.
The safety of our employees is integral to our company. In support of our safety efforts, we identify, assess and investigate incidents and injury data, and each year set goals to improve key safety performance indicators. We train, promote, consult and communicate with our workforce in this process. In 2020, the

COVID-19 pandemic highlighted the importance of employee welfare. We reacted quickly to keep our employees safe through the implementation of policies and safety measures that adhered to best practices from the World Health Organization and the Centers for Disease Control. Despite the ongoing COVID-19 pandemic, we did not experience a material change to our daily operations as we quickly adjusted employee work schedules in alignment with the exigencies of both the pandemic and our business requirements.
Corporate History and Information
We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization (the “Reorganization”) of our parent company, Foremost, and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries, Inc. (“FGI USA”), FGI Europe Investment Limited, a British Virgin Islands entity (“FGI Europe”), and FGI International Limited, a Hong Kong entity (“FGI International”), each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. As Foremost has grown, our business has come to operate separately from the rest of Foremost’s business units.
Prior to the Reorganization, FGI Industries, Inc., FGI Europe and FGI International operated as business units within Foremost for over thirty years. Foremost continues to be a significant holder of our ordinary shares and supports FGI via global sourcing and manufacturing arrangements. By leveraging Foremost’s long-standing experience in manufacturing and sourcing for certain of our product categories, we believe that FGI maintains a competitive advantage in supplying products that are of good design and high quality. As a standalone business, FGI is a top-tier company in many key product categories within the North American kitchen and bath products markets, with many additional expansion opportunities via existing and adjacent product, sales and geographic channels.
Our principal executive offices are located at 906 Murray Road, East Hanover, NJ 07869, and our telephone number is (973) 428-0400. Our website address is www.fgi-industries.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (2021 Revision) of the Cayman Islands (the “Companies Act”) as the same may be amended from time to time. As an exempted company, we may apply for a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
Because Foremost holds approximately 72% of the voting power of our ordinary shares, we are considered a “controlled company” under the corporate governance rules of Nasdaq. However, we do not currently rely upon the “controlled company” exemptions.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.fgi-industries.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The SEC also maintains a website that contains all the materials we file with, or furnish to, the SEC. Its website is www.sec.gov.
The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or any other document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

ITEM 1A.
   RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our ordinary shares to decline.
Strategic Risks
Our BPC organic growth strategy is focused on capturing higher incremental gross margins by increasing our share of branded products, expanding into new product categories and creating new sales channels, all of which are impacted by a number of economic factors and other factors.
Our business relies on residential repair and remodel (“R&R”) activity and, to a lesser extent, on new home and commercial construction activity. A number of factors impact consumers’ spending on home improvement projects as well as new home construction activity, including:
•
consumer confidence levels;

•
fluctuations in home prices;

•
existing home sales;

•
unemployment and underemployment levels;

•
consumer income and debt levels;

•
household formation;

•
the availability of skilled tradespeople for R&R work;

•
the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;

•
trends in lifestyle and housing design; and

•
natural disasters, terrorist acts, pandemics or other catastrophic events.

The fundamentals driving our business are impacted by economic cycles. Adverse changes or uncertainty involving the factors listed above or an economic contraction in the United States and worldwide could result in a decline in spending on residential R&R activity and a decline in demand for new home construction and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath R&R projects; or making it more difficult to secure loans for major renovations, which could have a material adverse effect on our results of operations and financial position.

Prolonged economic downturns may adversely impact our sales, earnings and liquidity.
Our industry can fluctuate with economic cycles. During economic downturns, our industry could experience longer periods of recession and greater declines than the general economy. We believe that our industry, particularly North American home improvement, R&R and new home construction activity, is significantly influenced particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics, credit availability and other business conditions. These factors may affect not only the ultimate consumer of our products, but also may impact home centers, builders and our other primary customers. As a result, a worsening of economic conditions, including due to the COVID-19 pandemic, could have a material adverse effect on our sales and earnings as well as our cash flow and liquidity.
Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.
The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Furthermore, our existing indebtedness, which was approximately $14.7 million as of December 31, 2021, may adversely affect our financial flexibility and our competitive position in the future. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms to implement our “BPC” growth strategy. We may need additional cash resources in the future if we experience changed business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial position.
We may not achieve all of the anticipated benefits of our strategic initiatives.
We continue to pursue our strategic initiatives of investing in our branded products, developing new product categories, and utilizing sales channels positioned for long term growth through the “BPC” strategy, our methodology to drive growth and productivity. These initiatives are designed to grow shareholder value over the long term. Our results of operations and financial position could be materially and adversely affected if we are unable to successfully execute these initiatives or if we are unable to execute these initiatives in a timely and efficient manner. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization.
We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.
Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or with acceptable terms and prices, our long-term competitive positioning may be affected. Even if we are successful in acquiring and/or merging with businesses, the businesses we acquire or merge with may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business. Such risks include:
•
difficulties realizing expected synergies and economies of scale;

•
diversion of management attention and our resources;

•
unforeseen liabilities;

•
issues or conflicts with our new or existing customers or suppliers; and

•
difficulties in retaining critical employees of the acquired businesses.

Future foreign acquisitions may also increase our exposure to foreign currency risks and risks associated with interpretation and enforcement of foreign regulations. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could have a material adverse effect on our results of operations and financial position.
We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results.
Although we are not currently considering any specific business combinations, we could pursue opportunities for growth through either acquisitions, mergers or internally developed projects as part of our “BPC” growth strategy. We cannot assure you that we will be successful in integrating an acquired business or that an internally developed project will perform at the levels we anticipate. We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share. In addition, we may fail to identify significant liabilities or risks associated with a given acquisition that could adversely affect our future financial condition and operating results or result in us paying more for the acquired business or assets than they are worth.
Business and Operational Risks
We recently began as a stand-alone business and have no operating history as a stand-alone business.
The historical financial information we have included does not reflect, and the pro forma financial information included may not reflect, what our financial condition, results of operations or cash flows would have been had we been a stand-alone entity during the historical periods presented, or what our financial condition, results of operations or cash flows will be in the future as an independent entity.
In addition, we have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company.
Variability in the cost and availability of our raw materials, component parts and finished goods, including the imposition of tariffs, could affect our results of operations and financial position.
We purchase substantial amounts of raw materials, component parts and finished goods from outside sources, including international sources, and our products are manufactured outside of the United States. Increases in the cost of the materials we purchase have in the past and may in the future increase the prices for our products, including as a result of new tariffs. For example, the continuing trade dispute between the United States and China has resulted in tariffs which raised the cost of certain of our materials. There is a risk that additional tariffs on imports from China or new tariffs could be imposed, which could further increase the cost of the materials we purchase or import or the products we manufacture internationally. Further, our production could be affected if we or our suppliers are unable to procure our requirements for various commodities, including, among others, brass, porcelain, wood and engineered wood, or if a shortage of these commodities results in significantly increased costs. Rising energy costs could also increase our production and transportation costs. These factors could have a material adverse effect on our results of operations and financial position.
It can be difficult for us to pass on to customers our cost increases. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased material and production costs, including the impact of increasing tariffs, our results of operations and financial position could be adversely affected. When our material costs decline, we may in the future receive pressure from our customers to reduce our prices. Such reductions could have a material adverse effect on our results of operations and financial position.
We have entered into long-term agreements with certain significant suppliers to help ensure continued availability of our manufactured product supply and to establish firm pricing, but at times these contractual commitments may result in our paying above market prices for manufactured products during the term of the contract.

Our top ten customers represent a large portion of our sales. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.
Our sales are concentrated with ten significant customers who collectively represented over 77% and 85% of our consolidated net sales from continuing operations for 2021 and 2020, respectively, and this concentration may continue to increase. In particular, The Home Depot represented approximately 24% and 31% of our consolidated net sales from continuing operations in 2021 and 2020, respectively. The Home Depot and other home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. The loss of one or more key customers, a material reduction in products purchased by them, or our inability to maintain our competitive position in our industries could cause us to experience a decline in net sales, which could adversely affect our financial results. In addition, there can be no assurance that such customers will not experience financial difficulties or other adverse conditions which could delay such customers in paying for products on a timely basis or at all. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of all or a substantial portion of our sales, and any such loss would have a material adverse effect on our business, results of operations and financial position.
We are dependent on third-party suppliers.
We are dependent on third-party suppliers for many of our products and components, and are largely dependent on one large supplier, Tangshan Huida Ceramic Group Co., Ltd, an entity formed and located in China (“Huida”), who accounted for and approximately 66% and 60% of the total balance of our accounts payable as of December 31, 2021 and 2020, respectively, for the majority of our sanitaryware products, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components. Pursuant to a certain Agreement for Co-operations (the “Huida Agreement”), dated October 20, 2020, by and between Huida and FGI Industries, our wholly owned subsidiary, so long as we meet certain annual product placement volume requirements, (i) we have an exclusive right to distribute and resell in the United States and Canadian markets any products designed and created by Huida and for which Huida retains all intellectual property rights, and (ii) Huida may not manufacture or sell any products we design or create, for which we retain all intellectual property rights, without our prior consent. Failure of our suppliers and, particularly, of Huida, to timely provide us quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, or our policies regarding our supplier business practices, could have a material adverse effect on our results of operations and financial position or could damage our reputation. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, is time-consuming and costly and could result in inefficiencies or delays in our business operations. Accordingly, the loss of Huida or other critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and have a material adverse effect on our results of operations and financial position.
Many of the suppliers we rely upon are located in foreign countries, primarily China. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain or if we experience constraints to or disruption in transporting the products or components or we have to pay higher transportation costs for timely delivery of our products or components, our results of operations and financial position could be materially and adversely affected. See “— Risks Related to Doing Business In China” below.
We are dependent on third-party manufacturers.
We do not own any of our manufacturing facilities, and are reliant upon Foremost, our former parent company, and other third-party manufacturers for our entire supply of products. Failure of our manufacturers to timely deliver quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, or our policies regarding our manufacturer business practices, could have a material adverse effect on our results of operations and financial position or could damage our reputation. In addition, we may experience delays, disruptions or quality control problems in our manufacturing operations, over which we have little to no control.
Natural disasters or other disruptions could have a material adverse effect on our business, financial condition or results of operations.
Our manufacturers and suppliers are located in regions that are vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, tropical storms, hurricanes and snow and ice, which at times have disrupted the local economy and posed risks to our supply chain. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. Our redundant, multiple site capacity may not be sufficient in the event of a natural disaster, terrorist act or other catastrophic event. Such disruptions could, among other things, disrupt our manufacturing or distribution facilities or those of our suppliers and result in delays or cancellations of customer orders for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period.
There are risks associated with our international operations and global strategies.
In each of 2021 and 2020, approximately 38% of our sales from continuing operations were made outside of the United States (principally in Canada and Europe) and transacted in currencies other than the U.S. dollar. In addition to our Canadian and European operations, we manufacture products and source products and components from China and parts of Southeast Asia. Risks associated with our international operations include:
•
differences in culture, economic and labor conditions and practices;

•
the policies of the U.S. and foreign governments;

•
disruptions in trade relations and economic instability;

•
differences in enforcement of contract and intellectual property rights;

•
social and political unrest; and

•
natural disasters, terrorist attacks, pandemics or other catastrophic events.

We are also affected by domestic and international laws and regulations applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti-bribery/anti-corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could materially and adversely affect our results of operations and financial position.
Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates between the US Dollar and foreign currencies, particularly the Euro, the Chinese Renminbi and the Canadian dollar, have in the past adversely affected us, and could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.
Additionally, following the United Kingdom’s exit from the European Union, we could experience volatility in the currency exchange rates or a change in the demand for our products and services, particularly in our European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.

For specific risks associated with operations in China, see “— Risks Related to Doing Business in China” below.
The long-term performance of our businesses relies on our ability to attract, develop and retain talented and diverse personnel.
To be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees at all levels, who have the experience, knowledge and expertise to implement our strategic initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we may fail in recruiting, developing, motivating and retaining them, particularly when there are low unemployment levels. From time to time, we have been affected by a shortage of qualified personnel in certain geographic areas. Our growth, competitive position and results of operations and financial position could be materially and adversely affected by our failure to attract, develop and retain key employees and diverse talent, to build strong leadership teams, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, or by a shortage of qualified employees.
The ongoing COVID-19 pandemic is disrupting our business, and has and may continue to impact our results of operations and financial condition.
The spread of COVID-19 has created a global health crisis that has resulted in widespread disruption to economic activity, both in the U.S. and globally.
We operate facilities in the United States and around the world which are being adversely affected by this pandemic. The U.S. federal government and numerous state, local and foreign governments previously implemented and, in the case of certain foreign governments, are implementing certain measures to attempt to slow and limit the spread of COVID-19, including shelter-in-place and social distancing orders, which are subject to change and the respective governmental authorities may tighten such restrictions at any time. As a result of such measures, we have experienced, and may in the future experience, the closure of certain of our facilities, delays or disruptions in the supply of raw materials, component parts and services and decreased employee availability, which has resulted and may continue to result in delays in our ability to produce and distribute our products.
In addition, COVID-19 has adversely affected and may continue to adversely affect domestic and international economic activity, including reduced consumer confidence, instability and volatility in the credit and financial markets and reduced business and consumer spending, which may materially and adversely affect our results of operations. Economic uncertainty as a result of COVID-19 may also make it difficult for us and our customers and suppliers to accurately forecast and plan future business activities and may weaken the financial position of some of our suppliers and customers.
Due to the uncertain nature and potential duration of the COVID-19 pandemic and variants thereof, we are unable to fully estimate the extent of the impact it may have on the markets in which we operate or our business at this time. The extent of such impact will depend on a number of factors, including the duration and severity of the COVID-19 pandemic, its effect on our customers, suppliers and employees, its effect on domestic and international economies and markets, including consumer discretionary spending, the response of governmental authorities and the efficiency of distribution and effectiveness of the vaccines. We are continuing to take action to mitigate the impact of the COVID-19 pandemic on our business and operations, including through cost reduction measures and other initiatives, however the effectiveness of our mitigation efforts remains uncertain. A continued disruption of our operations and an on-going slowdown in domestic and international economic activity could materially and adversely affect our results of operations and financial condition.
To the extent COVID-19 continues to impact our business, financial position and results of operations, it may also have the effect of heightening certain of the other risks described in this Annual Report on Form 10-K, such as those relating to our international operations and global strategies and our dependence on third-party suppliers.

Risks Related to Doing Business in China
We have limited operations in China, but many of our products are sourced from China. Our ability or the ability of our suppliers to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.
While we are a Cayman Islands exempted company headquartered in the United States and derive no revenue from China, we do have limited sourcing and product development operations in China. As of the date of this report, approximately 16 of our 136 employees are based in China. Moreover, suppliers of a majority of our product materials are based in China.
The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within China may impose new, stricter regulations, or interpretations of existing regulations, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. As such, our subsidiaries or our third-party suppliers in the People’s Republic of China (PRC) maybe subject to governmental and regulatory interference in the provinces in which they operate. Our subsidiaries or our third-party suppliers could also be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions. Our ability, and the ability of our suppliers, to operate in China may be impaired by any such laws or regulations, or any changes in laws and regulations in the PRC. We or our third-party suppliers may incur increased costs necessary to comply with existing and future laws and regulations or penalties for any failure to comply. If our suppliers incur increased costs, they may attempt to pass such costs on to us. Any such increased costs or disruptions to our operations or the operations of our suppliers could adversely impact our results of operations.
In light of recent events indicating greater oversight by the Cyberspace Administration of China, or CAC, over data security, we could become subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have an adverse effect on our business operations in China.
We are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to the Data Protection Act (As Revised) of the Cayman Islands and the relevant PRC laws in this regard. These PRC laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and other parties with which we have commercial relations. We do not believe the PRC laws have a material impact on our current operations, but these laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.
Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Censorship (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Censorship. The draft measures extend the scope of cybersecurity reviews to data processing operators engaging in data processing activities that affect or may affect national security, including listing in a foreign country. PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

We believe we are compliant with these regulations, to the extent they are applicable to us, and we do not believe our business would be materially affected by these recent measures. However, if we were selected for review, or one of our suppliers was selected for review, we or such supplier may be required to suspend operations in China during such review. Cybersecurity review could also result in negative publicity with respect to our company or our suppliers and could divert managerial attention and financial resources. Furthermore, if we or one of our suppliers were found to be in violation of applicable laws and regulations in China during such review, we or such supplier could be subject to administrative penalties, such as warnings, fines, or service suspension.
We could be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions.
We may incur increased costs necessary to comply with existing and future laws and regulations or penalties for any failure to comply. Outside of general business licenses in the ordinary course, FGI China and FGI International are not required to obtain permission from any Chinese authorities to operate and, as a Cayman Islands entity based in the United States, we are not required to obtain any permission from the China Securities Regulatory Commission, CAC or similar entity in China to issue our ordinary shares. No such permission or business license required for our subsidiaries’ operations has been denied. Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law” (the “Opinions”), which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen administration over illegal securities activities and the need to strengthen supervision with respect to overseas listings of Chinese companies.
We believe the Opinions are inapplicable to us, as we are a Cayman Islands entity and our operations in China are limited. However, some of our major suppliers could be affected, and our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Additionally, future laws or regulations that adversely affect our suppliers or their ability to source and provide materials to us could have an adverse impact on our operations. Accordingly, the Chinese government’s actions in the future, including any decision to intervene in or influence our operations or the operations of our suppliers at any time may cause our company or our suppliers to make changes to our or their operations.
Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.
From time to time, we may receive requests from certain U.S. agencies to investigate or inspect our operations or to otherwise provide information. While we will comply with requests from these regulators, there is no guarantee that such requests will be honored by those entities that provide services to us or with which we associate, especially for any such entities that are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by our company and our affiliates, are subject to the unpredictability of the Chinese enforcement and other government agencies and may therefore be impossible to facilitate.
Our auditor, Marcum LLP, is PCAOB registered and based in New York, New York. Under the Holding Foreign Companies Accountable Act (the “HFCAA”), the PCAOB is permitted to inspect our independent public accounting firm. If the PCAOB later determined that it cannot inspect or fully investigate our auditor for three consecutive years, trading in our securities may be prohibited under the HFCAA, and, as a result, Nasdaq may determine to delist our securities. Moreover, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the U.S. Securities and Exchange Commission to prohibit an issuer’s securities from trading on U.S. exchanges if its auditor is not subject to PCAOB audit for two consecutive years instead of three, thus reducing the time period before such securities would be delisted.
Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.
While we have limited sourcing and product development operations located in China through FGI China and FGI International, many of our products are sourced or manufactured in China. Accordingly,

our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by the significant discretion of Chinese governmental authorities. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency- denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. The increased global focus on environmental and social issues and China’s potential adoption of more stringent standards in these areas may adversely impact us or our suppliers.
Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we or our suppliers may not be aware of our violation of any of these policies and rules until sometime after the alleged violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, such evolving laws and regulations and the inconsistent enforcement thereof could also lead to failure to obtain or maintain licenses and permits to do business in China, which would adversely affect us or our suppliers in China. Any such disruption, or if one or more of our Chinese suppliers was prevented from operating, could have an adverse impact on our results of operations and financial condition.
We may be subject to risks that the Chinese government may intervene or influence our operations at any time.
Because we have employees located in China, and source products from Chinese manufacturers, we are subject to the risk that the Chinese government may intervene or influence our operations at any time.
However, because we conduct only limited operations in China with only 16 employees focused on these matters, we do not expect that such intervention or influence would result in a material change in our operations and/or the value of our securities, although in such circumstance, we might experience a disruption in our ability to develop and source product manufacturing within China, which could have a material adverse effect on our results of operations. We also understand that the Chinese government has recently made statements indicating an intent to exert more oversight and control over offerings that are conducted by foreign investment China based issuers. While we are not a China based issuer, in such instance, we may still be unable to offer securities in China, which could limit the number of buyers of our securities and cause our securities to trade at a lower price than they would in the absence of the exercise of such oversight and control. If we inadvertently conclude that such approvals are not required, or applicable laws, regulations or interpretations change and we do not receive or maintain such approvals in the future, we may be subject to an investigation by regulators, fines or penalties or an order preventing us from offering securities in China in the future.
Competitive Risks
We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.
Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. Our initiatives to invest in brand building, brand awareness and product innovation may not be successful. The uncertainties associated with developing and introducing innovative and improved products, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could have a material adverse effect on our results of operations and financial position.
In recent years, consumer purchasing practices and preferences have shifted and our customers’ business models and strategies have changed. As our customers execute their strategies to reach end consumers through multiple channels, they rely on us to support their efforts with our infrastructure, including maintaining robust and user-friendly websites with sufficient content for consumer research and providing comprehensive supply chain solutions and differentiated product development. If we are unable to successfully provide this support to our customers or if our customers are unable to successfully execute their strategies, our brands may lose market share.
If we do not timely and effectively identify and respond to changing consumer preferences, including a continued shift in consumer purchasing practices toward e-commerce, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations and financial position could be materially and adversely affected.
We face significant competition and operate in an evolving competitive landscape.
Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell many of our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are selling directly to professional contractors and installers, which may adversely affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.
Certain of our customers are selling products sourced from low-cost foreign manufacturers under their own private label brands, which directly compete with our brands. As this trend continues, we may experience lower demand for our products or a shift in the mix of some products we sell toward more value-priced or opening price point products, which may affect our profitability.
In addition, we face competitive pricing pressure in the marketplace, including sales promotion programs, that could affect our market share or result in price reductions, which could materially and adversely impact our results of operations and financial position.
Further, the growing e-commerce channel brings an increased number of competitors and greater pricing transparency for consumers, as well as conflicts between our existing distribution channels and a need for different distribution methods. These factors could affect our results of operations and financial position. In addition, our relationships with our customers, including our home center customers, may be affected if we increase the amount of business we transact in the e-commerce channel.
Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations.
We operate in an industry that is subject to changing consumer trends, demands and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If our products do not keep up with consumer trends, demands and preference, we could lose market share, which could have a material adverse effect on our business, financial condition or results of operations.
Changes in Cayman Islands or U.S. tax law could adversely affect our financial condition and results of operations.
The rules dealing with Cayman Islands and U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, as well as the regulators in the Cayman Islands. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in Cayman Islands or U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in Cayman Islands or U.S. tax laws on an investment in our securities.

The loss of certain members of our management may have an adverse effect on our operating results.
Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills and know-how that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.
Technology and Intellectual Property Risks
We rely on information systems and technologies, and a breakdown of these systems could adversely affect our results of operations and financial position.
We rely on many information systems and technologies to process, transmit, store and manage information to support our business activities. We may be adversely affected if our information systems breakdown, fail, or are no longer supported. In addition to the consequences that may occur from interruptions in our systems, global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems.
We have implemented security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems may in the future be damaged, disrupted, or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary, confidential, personal or financial information, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our customers and suppliers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. Such events could adversely affect our results of operations and financial position. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.
We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.
Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others may assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. Protecting and defending our intellectual property could be costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could have a material adverse effect on our results of operations and financial position.

The recent completion of the Reorganization may impact our brand recognition.
We rely on the reputation of our brands to distinguish our products from the products of our competitors. The recent completion of the Reorganization, as described in the section of this Annual Report on Form 10-K entitled “Business,” and, specifically, the separation of the K&B Business from Foremost, could result in loss of brand recognition due to a reduced breadth of product offerings for customers that have traditionally sought products in both business segments, and could require us to devote additional resources to marketing our brands in connection with FGI. Also, the transition from the “Foremost” company name to “FGI” could lead to some confusion by its customers. In addition, a loss of brand recognition may have an adverse impact to our competitive position, which could have a material adverse effect on our results of operations and financial position.
Litigation and Regulatory Risks
We are currently involved in legal proceedings and may in the future be a party to additional claims and litigation, which could be costly and divert significant resources.
FGI USA, our wholly-owned subsidiary, is currently involved in litigation arising from its efforts to protect an exclusivity agreement with sanitaryware manufacturer Tangshan Huida Ceramic Group Co., Ltd (“Huida”), with whom we have had an exclusive relationship for over twenty years. Proceedings against Huida have been pending for over ten years. We may, from time to time, be involved in various other claims and litigation, including class actions, mass torts and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, product compliance and insurance coverage. The outcome and effect of these matters are inherently unpredictable, and defending and resolving them can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.
We are also subject to product safety regulations, product recalls and direct claims for product liability that can result in significant costs and, regardless of the ultimate outcome, create adverse publicity and damage the reputation of our brands and business. Also, we rely on other manufacturers to provide products or components for products that we sell. Due to the difficulty of controlling the quality of products and components we source from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.
We maintain insurance against some, but not all, of the risks of loss resulting from claims and litigation. The levels of insurance we maintain may not be adequate to fully cover our losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse effect on our results of operations and financial position.
For more information about the Huida proceeding, refer to the section of this Annual Report on Form 10-K entitled “Legal Proceedings.”
Compliance with laws, government regulation and industry standards is costly, and our failure to comply could adversely affect our results of operations and financial position.
We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:
•
securities matters;

•
taxation;

•
anti-bribery/anti-corruption;

•
employment matters;

•
minimum wage requirements;

•
environment, health and safety matters;

•
the protection of employees and consumers;

•
product compliance;

•
competition practices;

•
trade, including duties and tariffs;

•
data privacy and the collection and storage of information, including regulation on data protection and oversight by the CAC in China; and

•
climate change and protection of the environment.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent California legislation and regulation which affords California consumers an array of new rights, including the right to be informed about what kinds of personal data companies have collected and why it was collected, or increased oversight by the CAC in China, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.
In addition to complying with current requirements and known future requirements, even more stringent requirements could be imposed on us in the future.
As we sell new types of products or existing products in new geographic areas or channels or for new applications, we are subject to the legal requirements applicable to those products or geographic areas. Additionally, some of our products must be certified by industry organizations. Compliance with new or changed laws, regulations and industry standards may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. These compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and industry standards, our results of operations and financial position could be materially and adversely affected.
Our failure to maintain acceptable quality standards could result in significant unexpected costs.
Any failure to maintain acceptable quality standards could require us to recall or redesign such products, or pay substantial damages in litigation, any of which would result in significant unexpected costs. We may also have difficulty controlling the quality of products or components sourced from manufacturers, so we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers. Further, any claim or product recall could result in adverse publicity against us, which could decrease our credibility, harm our reputation, adversely affect our sales, or increase our costs. Defects in our products could also result in decreased orders or sales to our customers, which could have a material adverse effect on our business, financial condition or results of operations.
Unauthorized disclosure of confidential information provided to us by customers, employees or third parties could harm our business.
We rely on the Internet and other electronic methods to transmit confidential information and store confidential information on our networks. Any disclosure of confidential information provided by, or concerning, our employees, customers or other third parties, including through inadvertent disclosure, unapproved dissemination, or unauthorized access, our reputation could be harmed and we could be subject to civil or criminal liability and regulatory actions could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations. The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.
Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.
Our business could be affected by unexpected changes in U.S. and international regulatory standards and laws.
We market and sell our products in the United States, Canada and Europe. We also source and manufacture a majority of our products in Asia. As such, we and our manufacturing partners are subject to the normal risks of doing business abroad. Unexpected changes in government and industry regulatory standards, including labor, environmental and taxation laws, and export and import restrictions could materially and adversely affect our business, results of operations and financial position. Moreover, the failure of our manufacturing partners to comply with such regulations could affect our supply arrangements and materially and adversely affect our business, results of operations and financial position.
Risks Related to Our Securities
Foremost Groups Ltd. holds a significant majority of the voting power of our ordinary shares, approximately 72%, and will be able to exert significant control over us.
Foremost holds ordinary shares that represent approximately 72% of all outstanding voting power, and, as such, may significantly influence the results of matters voted on by our shareholders and could effectively control many other major decisions regarding our operations, capital allocation priorities and corporate governance. In addition, we are reliant upon Foremost for manufacturing and other support. Mr. Liang Chou Chen holds approximately 49.75% of the voting control of Foremost. The interests of Foremost, particularly with respect to change-in-control transactions and election of directors, may conflict with those of our company and/or our shareholders, and Foremost may not always act in the best interest of our company. This significant concentration of share ownership and reliance for support may adversely affect the trading price for our securities because investors may perceive disadvantages in owning shares in companies with controlling shareholders.
The price of our ordinary shares may be volatile.
The market price of our ordinary shares is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•
our ability to maintain our strong brands and reputation and to develop innovative products;

•
our ability to maintain our competitive position in our industries;

•
risks associated with our reliance on information systems and technology;

•
product liability claims or other litigation;

•
quarterly variations in our results of operations or those of others in our industry;

•
changes in governmental regulations;

•
changes in earnings estimates or recommendations by securities analysts; and

•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including as a result of disruptions and dislocations arising out of the COVID-19 pandemic. Broad market and industry factors may significantly affect the market price of our ordinary shares, regardless of our actual operating performance. Due to these risks and the other risks described in this report, investors could lose their entire investment in our company.
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our share price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would have a material adverse effect on our financial condition and operating results and divert management’s attention and resources from our business.
Provisions of the currently outstanding warrants could discourage an acquisition of us by a third party.
In addition to the provisions of our amended and restated memorandum and articles of association discussed below, certain provisions of the currently outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants.
We do not intend to pay dividends on our ordinary shares.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to shareholders will therefore be limited to the appreciation in the value of their shares, if any.
If we sell ordinary or preference shares in future financings, shareholders may experience immediate dilution and, as a result, our share price may decline.
We may from time-to-time issue additional preference shares or ordinary shares at a discount from the current trading price of our ordinary shares. As a result, our shareholders would experience immediate dilution upon the purchase of any shares sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preference shares or ordinary shares. If we issue ordinary shares or securities convertible into ordinary shares, our ordinary shareholders would experience additional dilution and, as a result, our share price may decline.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of any second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors would find our securities less attractive in the event that we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Travers Thorp Alberga, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of, and issue, new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
General Risk Factors
In connection with the audit of our financial statements, significant deficiencies or material weaknesses in our internal control over financial reporting may be identified.
The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or weaknesses or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate any significant deficiencies or material weaknesses we identify or avoid potential future significant deficiencies or material weaknesses.
If we are unable to successfully remediate any future significant deficiencies in our internal control over financial reporting, or if we identify any material weaknesses, the accuracy and timing of our financial reporting may be materially and adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities.
We expect to incur significant additional costs as a result of being a public company.
We expect to incur costs associated with corporate governance requirements that are now applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may have a material adverse effect on our business, financial condition and results of operations.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well those controls and procedures are conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
We are at risk of securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
If a trading market for our ordinary shares or warrants develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our ordinary shares or warrants will have had relatively little experience with us or our business and products, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our ordinary share price, our ordinary share price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our share price or trading volume to decline and result in the loss of all or a part of your investment in us.
ITEM 1B.
   UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Regulation S-K and are not required to provide the information under this item.
ITEM 2.
PROPERTIES

Our headquarters and a warehouse facility are located in East Hanover, New Jersey. We also operate production and warehouse facilities in Hobart, Indiana, Sacramento, California and Toronto, Canada. We also conduct our European operations from a facility in Dusseldorf, Germany and our Asian operations from a purchase center in Tangshan, China and a global support center in Taipei, Taiwan. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion, which we intend to evaluate on an ongoing basis in tandem with our “BPC” growth strategy.
ITEM 3.
LEGAL PROCEEDINGS

We may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.
Ayers Bath Litigation
FGI Industries (formerly known as Foremost Groups, Inc.) (“FGI USA”), our wholly-owned subsidiary, is currently involved in litigation arising from its efforts to protect an exclusivity agreement with sanitaryware manufacturer Tangshan Huida Ceramic Group Co., Ltd. (“Huida”). In 2011, FGI USA filed a complaint against Ayers Bath (USA) Corporation (“Ayers Bath”) in the United States District Court for the Central District of California (the “District Court”) and succeeded in obtaining an injunction barring Ayers Bath from selling, distributing or offering for sale Huida parts and products in the United States and Canada. As a result, Ayers Bath ceased all business activity.
Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI USA filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI USA only received a distribution of $7,757.24. On January 9, 2014, FGI USA filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI USA filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI USA to recover its proof of claim. A hearing for the motion to add Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI USA’s motion to amend the judgment. We filed an objection to the report in October 2021 and are awaiting the Bankruptcy Court’s decision.
Huida Arbitration
On or about September 24, 2021, Huida filed a request for arbitration with FGI USA in the Shenzhen Court of International Arbitration. In the arbitration, Huida seeks a determination that the terms of an exclusive distribution agreement between FGI USA and Huida, dated October 20, 2000, are not unlimited in duration and should be amended or else terminable. The arbitration proceedings are scheduled to begin on March 30, 2022, and FGI USA has retained Chinese counsel to pursue its interests in the pending arbitration.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public market for our ordinary shares
Our ordinary shares have been traded on the Nasdaq Capital Market under the symbol “FGI” since January 27, 2022. Our warrant agent is Continental Stock and Transfer and Trust Company.
Holders; Shares Outstanding
We had a total of 9,500,000 shares of our ordinary shares outstanding on March 24, 2022, held by approximately 14 shareholders of record. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.
Dividend Policy
We have never paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Further, in the event that we issue any shares of a class or series of our preference shares, the designation of such class or series could limit our ability to pay dividends on our ordinary shares.
Securities Authorized for Issuance Under Equity Compensation Plan
Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
Share Repurchases
During the twelve months ended December 31, 2021, we did not repurchase any shares of ordinary shares.
ITEM 6.
[RESERVED]

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
FGI is a global supplier of kitchen and bath products. Over the course of 30 years, we have built an industry-wide reputation for product innovation, quality, and excellent customer service. We are currently focused on the following product categories: sanitaryware (primarily toilets, sinks, pedestals and toilet seats), bath furniture (vanities, mirrors and cabinets), shower systems, customer kitchen cabinetry and other accessory items. These products are sold primarily for R&R activity and, to a lesser extent, new home or commercial construction. We sell our products through numerous partners, including mass retail centers, wholesale and commercial distributors, online retailers and specialty stores.
Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us, entering 2022:
•
Commitment to product innovation.   We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2022.

•
“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth.   We are focused on increasing the mix of Branded products as a percentage of sales, which is expected to result in larger available markets and gross margin expansion. Our owned brands grew to nearly 40% of sales as of year-end 2021, up from less than 1% at the end of 2010. We are focused on expanding our position in channels such as e-commerce, providing for additional growth opportunities with existing brick and mortar customers, as well as expanding with e-commerce customers. The e-commerce channel accounted for 21% of sales in 2020, up from only 2% at the end of 2010.

•
Drive margin expansion.   Margin expansion remains a key pillar of our value creation focus. We believe our BPC strategy will support enhanced margins through growth in branded products, new product categories, and new channels. Headwinds from supply chain disruptions and inflationary pressures impacted operating margins in 2021; however, we have recently adopted measures to offset these challenges, and expect to resume margin expansion in the back half of 2022 as these initiatives take hold.

•
Efficient capital deployment.   We benefit from a capital-light business model allowing us to generate strong free cash flow conversion. We expect to utilize our strong free cash flow to re-invest in the core business and drive growth through existing brand development and new product category expansion. We will also look for selective bolt-on acquisition opportunities, over time, focused within the core kitchen and bath end markets. We plan to maintain a disciplined approach to capital deployment, with most material internal investments currently subject to a company-wide 20%+ expected return on capital hurdle rate.

•
Deep manufacturing partners and customer relationships.   We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.
We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization (the “Reorganization”) of our parent company, Foremost Groups Ltd. (“Foremost”), and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries, Inc., FGI Europe Investment Limited, an entity formed in the British Virgin Islands (“FGI Europe”), and FGI International, Limited, an entity formed under the laws of Hong Kong (“FGI International”), each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. This discussion, and any financial information and results of operations discussed herein, refers to the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the kitchen and bath business of Foremost Groups, Ltd. before the completion of Reorganization and are presented as if we had been in existence and the Reorganization had been in effect during the years ended December 31, 2021 and 2020.
Results of Operations
For the Years Ended December 31, 2021 and 2020
The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase (decrease) during such periods.
	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	USD	USD	USD	%
Revenues	$181,943,027	$134,827,701	$47,115,326	34.9
Cost of revenues	149,740,619	106,423,061	43,317,558	40.7
Gross profit	32,202,408	28,404,640	3,797,768	13.4
Selling and distribution expenses	17,636,820	15,487,306	2,149,514	13.9
General and administrative expenses	6,194,789	5,820,967	373,822	6.4
Research and development expenses	646,069	814,254	(168,185)	(20.7)
Income from operations	7,724,730	6,282,113
Operating margins	4.2%	4.7%
Total other income (expenses), net	1,142,820	(776,921)	1,919,741	247.1
Provision for income taxes	961,634	774,444	187,190	24.2
Net income	$7,905,916	$4,730,748	$3,175,168	67.1
Adjusted income from operations(1)	$7,840,630	$6,282,113	$1,558,517	24.8
Adjusted operating margins(1)	4.3%	4.7%	40 bps	—
Adjusted net income(1)	$6,284,572	$4,730,748	$ 1,553,823	32.8

(1)
See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest GAAP comparators.

Revenues
Our revenues increased by $47.1 million, or 34.9%, to $181.9 million for the year ended December 31, 2021, from $134.8 million for the year ended December 31, 2020. The growth in our revenues was primarily attributable to the strong growth in both Sanitaryware and bath furniture. Revenue categories by product are summarized as follows:
	For the year ended December 31,				Change
	2021	Percentage	2020	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$111,278,737	61.2	88,392,378	65.6	25.9
Bath Furniture	55,136,664	30.3	38,214,235	28.3	44.3
Other	15,527,626	8.5	8,221,088	6.1	88.9
Total	$181,943,027	100.0	$134,827,701	100.0	34.9
We derive the majority of our revenues from sales of sanitaryware, which accounted for 61.2% and 65.6% of our total revenues for the years ended December 31, 2021 and 2020, respectively. Revenues generated from the sales of sanitaryware increased by 25.9% to $111.3 million for the year ended December 31, 2021, from $88.4 million for the year ended December 31, 2020. The increase in sales for this product line was driven by the recovery in customer demand and stronger shipments from our suppliers in China as the impact of the COVID-19 pandemic eased.
Our revenues from bath furniture sales increased significantly by 44.3% to $55.1 million for the year ended December 31, 2021 from $38.2 million for the year ended December 31, 2020. Bath furniture sales accounted for 30.3% and 28.3% of our total revenue for 2021 and 2020, respectively. The increase in this product line was primarily driven by entering into new programs with our major customers and expanding new SKUs with higher selling prices. The R&R market has significantly improved which caused our customers to place more orders and to explore the different programs that we are offering for them to attract more business.
We also generate revenues from sales of other products (shower systems and custom kitchen cabinetry), which, in the aggregate, accounted for less than 10% of our total revenues for both 2021 and 2020. The increase in other products was primarily attributed to shower systems, which we added new business programs with our existing customers. Although we will continue to focus on sales of sanitaryware and bath furniture products, revenues from other products are expected to continue to grow; however, they continue to represent a smaller portion of our total revenues.
We derive our revenues from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:
	For the year ended December 31,				Change
	2021	Percentage	2020	Percentage	Percentage
	USD	%	USD	%	%
United States	$112,725,240	62.0	83,700,229	62.1	34.7
Canada	50,391,183	27.7	35,008,869	26.0	43.9
Europe	18,826,604	10.3	16,118,603	11.9	16.8
Total	$181,943,027	100.0	$134,827,701	100.0	34.9
We generated the majority of our revenues in the United States market, which amounted to $112.7 million for the year ended December 31, 2021, and $83.7million for the year ended December 31, 2020, representing a 34.7% increase. These revenues accounted for 62.0% and 62.1% of our total revenues for 2021 and 2020, respectively. The increase in the US market was primarily driven by new program introductions in our bath furniture categories along with improving demand in the R&R markets which caused our customers to place more orders and to explore the different programs that we are offering for them to attract more business.
Our second largest market is Canada. Our revenues generated in the Canadian market were $50.4 million and $35.0 million for the years ended December 31, 2021 and 2020, respectively, representing a 43.9% increase. The increase was primarily driven by adding new SKUs with higher selling prices to our major customers as well as improved shipments of mixed products as business gradually recovered from the first nine months of fiscal 2020.
We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $18.8 million and $16.1 million for the years ended December 31, 2021 and 2020, respectively, representing a 16.8% increase. The increase in sales represented the recovery from the impact of the COVID-19 pandemic. As we continue to recover from the impact of COVID-19, we expect our long-term sales trajectory to grow in line with our BPC strategy in Europe, particularly as we develop new geographic and customer sales channels.
Gross Profit
Our gross profit increased by $3.8 million, or 13.4%, to $32.2 million for the year ended December 31, 2021, from $28.4 million for the year ended December 31, 2020. The increase in gross profit was primarily driven by the growth of sales, which we attribute to several new programs to promote the sales of new products with high profit margins while offsetting cost increase pressure from the mix of products sold.
Gross profit as a percentage of our sales remained stable across all of our product lines at 17.7% for the year ended December 31, 2021, as compared to 21.1% for the year ended December 31, 2020. The reduction in our gross margin percentage is primarily attributable to the impact of higher raw materials and higher freight charges associated with recent global supply chain issues. We expect to manage this impact going forward through a combination of pricing actions and product mix changes.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $2.1 million, or 13.9%, to $17.6 million for the year ended December 31, 2021, from $15.5 million for the year ended December 31, 2020. The increase in selling and distribution expenses was primarily a result from the growth in our sales and related sales activity such as travel, which has resumed partially to pre-covid level. As a result of the increase in sales, the program costs such as commission expenses increased accordingly. Additionally, we incurred extra one-time COVID-19 related expenses for medical insurance during the first nine months of fiscal 2021.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.4million, or 6.4%, to $6.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily related to increased legal and audit service fees as a result of the Reorganization and preparation for our initial public offering.
Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our condensed consolidated statements of income.
Other Income (Expenses)
Other income (expenses) increased by $1.9 million, or (247.1)%, to $1.1 million for the year ended December 31, 2021, from negative $0.8 million for the year ended December 31, 2020. Such increase was a result of the forgiveness of the PPP loan as described under “— Liquidity and Capital Resources” below.
Provision for Income Taxes
We recorded income tax expense of $1.0 million for the year ended December 31, 2021, and $0.8 million for the year ended December 31, 2020. The increase resulted from the increase in our reported income before taxes of $3.4 million, or 61.1%.
Net Income
Our net income increased by $3.2 million, or 67.1%, to $7.9 million for the year ended December 31, 2021, from $4.7 million for the year ended December 31, 2020. This increase was a result of the combination of the changes discussed above.

Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of December 31, 2021 and 2020, we had cash and cash equivalents of $3.9 million and $4.0 million, respectively. We had working capital of $1.4 million as of December 31, 2021 compared to a working capital deficiency of $1.7 million as of December 31, 2020. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of Ordinary Shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.5 million.
We believe our revenues and operations will continue to grow and the current working capital is sufficient to support its operations and debt obligations well into the foreseeable future. However, we may need additional cash resources in the future if we experience changes in business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. For example, from time to time FGI may provide loans or other operational support to Foremost to assist Foremost in capital expenditures or other efforts related to the manufacturing services that Foremost provides to FGI, which could limit the assets available for other corporate purposes or require additional resources. If it is determined that the cash requirements exceed our amounts of cash on hand, we may seek to issue debt or equity securities.
As of December 31, 2021, FGI’s total debt is represented of a credit facility with East West Bank.
East West Bank Credit Facility
Our wholly owned subsidiary, FGI Industries (formerly names Foremost Groups, Inc.) (“FGI USA”), has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, the indirect majority owner of Foremost. For the year ended December 31, 2018, and through September 30, 2019, the Credit Agreement allowed for borrowings up to $25,000,000, which previously included a discretionary loan in the amount of $3,000,000 that could only be drawn upon under certain circumstances as described in the Credit Agreement. The discretionary line expired on September 30, 2019. The non-discretionary line of credit was renewed through September 23, 2020, and maximum borrowings were decreased to $22,000,000. On August 13, 2020, the line of credit was renewed with an extended maturity date of September 23, 2022, and maximum borrowings were further decreased to $18,000,000.
Pursuant to the Credit Agreement, FGI USA is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes depreciation and amortization (“EBITDA”) divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $9,500,000 for the quarters ended September 30, 2020 and December 31, 2020, and not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth defined as total book net worth plus minority interest, less loan to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. At December 31, 2021, FGI Industries was not in compliance with this financial covenant, however East West Bank provided a waiver for such non-compliance. At December 31, 2020, FGI Industries was in compliance with all of its financial covenants.
During January 1 to August 26, 2020, the loan bore interest at a rate per annum equal to 0.1 percentage points below the Prime Rate as quoted by the Wall Street Journal (“Prime Rate”). Effective August 26, 2020, the annual interest rate was amended to 0.25 percentage points above the Prime Rate. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of each of December 31, 2021 and 2020 was 3.50%.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $14,657,280 and $9,393,481 as of December 31, 2021 and 2020, respectively.

PPP Loan
On April 9, 2020, FGI USA entered into a loan agreement in connection with the Paycheck Protection Program (“PPP”) and received proceeds of approximately $1.68 million (the “PPP loan”) under the CARES Act. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the year ended December 31, 2020 FGI USA used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the SBA to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules. FGI USA submitted its application and supporting documentation for forgiveness on December 22, 2020. As of December 31, 2020, the balance of the PPP loan was included in the short-term loan on the consolidated balance sheet. On February 8, 2021, FGI USA received approval of forgiveness of the PPP loan from the SBA. Upon such approval, the entire balance including principal and interest was forgiven and recorded as other income on our unaudited condensed consolidated statements of income and comprehensive income.
The following table summarizes the key components of our cash flows for the years ended December 31, 2021, and 2020.
	For the year ended December 31,
	2021	2020
	USD	USD
Net cash provided by (used in) operating activities	$(3,217,321)	$5,784,759
Net cash used in investing activities	(51,890)	(61,532)
Net cash provided by (used in) financing activities	3,316,826	(4,250,298)
Effect of exchange rate change on cash	(182,277)	128,750
Net change in cash	(134,662)	1,601,679
Cash at beginning of the year	4,018,558	2,416,879
Cash at end of the year	$3,883,896	$4,018,558
Operating Activities
Net cash used in operating activities was approximately $3.2 million for the year ended December 31, 2021 and was primarily attributable to an increase in accounts receivable of approximately $11.1 million, an increase in inventories of approximately $13.0 million, an increase in other noncurrent assets of approximately $2.8 million, which were partially offset by net income for the year of approximately $7.9 million, plus various non-cash items of approximately $1.1 million, an increase in accounts payable of approximately $12.5 million, and an increase in accrued expenses and other current liabilities of approximately $2.1 million.
Net cash provided by operating activities was approximately $5.8 million for the year ended December 31, 2020 and was primarily attributable to net income for the year of approximately $4.7 million, plus various non-cash items of approximately $1.3 million, an increase in accounts payable of approximately $3.5 million, a decrease in inventories of approximately $1.0 million, an increase in operating lease liabilities of approximately $0.6 million, an increase in accrued expenses and other current liabilities of approximately $0.4 million, which was partially offset by an increase in prepayments and other receivables — related parties of approximately $3.2 million, an increase in accounts receivable of approximately $2.0 million, a decrease in accounts payable — related parties of approximately $0.7 million and an increase in right-of-use assets of approximately $0.5 million.
Investing Activities
Net cash used in investing activities was approximately $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, which was primarily attributable to the purchase of property and equipment.

Financing Activities
Net cash provided financing activities was approximately $3.3 million for the year ended December 31, 2021, which represents the net proceeds from bank loans of $5.3 million and net decrease in parent company investment of $1.9 million.
Net cash used in financing activities was approximately $4.2 million for the year ended December 31, 2020, which represents the net proceeds from bank loans of $2.9 million and net decrease in parent company investment of $7.1 million.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to approximately $0.1 million and $0.1 for the years ended December 31, 2021, and 2020, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies
The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of the consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this registration statement, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”), regarding financial reporting, and include all normal and recurring adjustments that our management considers necessary for a fair presentation of its financial position and operation results.
Principles of consolidation
The consolidated financial statements include the financial statements of our company and our subsidiaries. All significant intercompany transactions and balances between our company and our subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which our company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.
Use of estimates and assumptions
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.
Foreign currency translation and transaction
The functional currencies of our company and our subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International which is incorporated in Hong Kong while adopting the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of our company is the U.S. Dollar. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the consolidated statements of changes in parent’s net investment. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the consolidated statements of income and comprehensive income.
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as functional currency, our assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.3762 and 6.5037 as of December 31, 2021 and 2020, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.4543 and 6.9416 the years ended December 31, 2021 and 2020, respectively.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as functional currency, our assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.2697 and 1.2741 as of December 31, 2021 and 2020, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2549 and 1.3437 for the years ended December 31, 2021 and 2020, respectively.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as functional currency, our assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8815 and 0.8153 as of December 31, 2021 and 2020, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.8406 and 0.8803 for the years ended December 31, 2021 and 2020, respectively.
Reclassification
Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the depreciation and amortization, loss on disposal of property and equipment, other noncurrent assets and proceeds from disposal of property and equipment. These reclassifications have no effect on the consolidated balance sheets and results of operations previously reported.
Cash
Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions and have original maturities of less than three months. We did not have any cash equivalents as of December 31, 2021 and 2020.
Accounts receivable
Bills and trade receivables include trade accounts due from customers. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. A provision for slow-moving items is calculated based on historical experience. Management reviews the provision annually to assess whether, based on economic conditions, it is adequate.
Prepayments
Prepayments are cash deposits or advances to suppliers for purchasing goods or services that have not yet been received or provided and deposits made to our insurance and other service providers. This amount is refundable and bears no interest. Prepayment and deposit are classified as either current or non-current based on the terms of the respective agreements. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired.
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation and impairment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows:
Useful Life
Leasehold Improvements	Lesser of lease term or expected useful life
Machinery and equipment	3 – 5 years
Furniture and fixtures	3 – 5 years
Vehicles	5 years
Molds	3 – 5 years
Intangible assets
Our intangible assets with definite useful lives primarily consist of software acquired for internal use. We amortize our intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. We typically amortize our intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives of ten years.
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2021, and December 31, 2020, no impairment of long-lived assets was recognized.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU assets”), accrued expenses and operating lease liabilities — noncurrent on the consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the duration of the lease term while lease liabilities represent our obligation to make lease payments in exchange for the right to use an underlying asset. ROU assets and lease liabilities are measured based on the present value of fixed lease payments over the lease term at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and initial direct costs incurred and is reduced by any lease incentives received. We review our ROU assets as events occur or circumstances change that would indicate the carrying amount of the ROU assets are not recoverable and exceed their fair values. If the carrying amount of the ROU asset is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value.
As most of our leases do not provide an implicit rate, we generally uses our incremental borrowing rate on the commencement date of the lease as the discount rate in determining the present value of future lease payments. We determine the incremental borrowing rate for each lease by using the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when there are relevant economic incentives present that make it reasonably certain that we will exercise that option. We account for any non- lease components separately from lease components.
Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Fair Value Measurement
The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by us.
The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels of the fair value hierarchy are as follows:
•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.
Revenue recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

We generate revenues from sales of kitchen and bath products and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment or upon delivery based on the contractual terms with our customers. Our customers’ payment terms generally range from 15 to 60 days of fulfilling its performance obligations and recognizing revenue.
We provide customer programs and incentive offerings, including co-operative marketing arrangements and volume-based incentives. These customer programs and incentives are considered variable considerations. We include in revenue variable considerations only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to our volume- based incentives. This determination is updated on a monthly basis.
Certain product sales include a right of return. We estimate future product returns at the time of sale based on historical experience and record a corresponding reduction in accounts receivable.
We record receivables related to revenue when it has an unconditional right to invoice and receive payment.
Our disaggregated revenues are summarized as follows:
	For the Year Ended December 31,
	2021	2020
	USD	USD
Revenues by product line
Sanitaryware	$111,278,737	88,392,378
Bath Furniture	55,136,664	38,214,235
Other	15,527,626	8,221,088
Total	$181,943,027	134,827,701
	2021	2020
	USD	USD
Revenues by geographic location
United States	$112,725,240	$83,700,229
Canada	50,391,183	35,008,869
Europe	18,826,604	16,118,603
Total	181,943,027	$134,827,701
Share-based compensation
We account for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). In accordance with ASC 718, we determine whether an award should be classified and accounted for as a liability award or an equity award. All of our share-based awards were classified as equity awards and are recognized in the consolidated financial statements based on their grant date fair values.
We have elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. We account for forfeitures as they occur in accordance with ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. Our company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. We paid no share-based compensation in 2021 or 2020.

Income Taxes
Deferred taxes are recognized based on the future tax consequences of differences between the carrying value of assets and liabilities and their respective tax basis. The future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.
If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable, and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.
The current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. The Company believes that there is an increased potential for volatility in its effective tax rate because this threshold allows for changes in the income tax environment and, to a greater extent, the inherent complexities of income tax law in a substantial number of jurisdictions, which may affect the computation of its liability for uncertain tax positions.
We record interest and penalties on our uncertain tax positions in income tax expense.
We record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low- Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period the tax arises.
Comprehensive income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from not using the U.S. dollar as our functional currencies.
Earnings per share
We compute earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2021 and 2020, there were no dilutive shares.
Segment reporting
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with our internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing our business segments.
Recently issued accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10 which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies including emerging growth companies. As an emerging growth company, we plan to adopt this guidance from January 1, 2023, and is currently evaluating the impact on its consolidated financial statements upon adoption.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the standard did not have an impact on our financial position or results of operation.
We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.
Non-GAAP Measures
In addition to the measures presented in our consolidated financial statements, we use the following non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our non-GAAP measures are: Adjusted Income from Operations, Adjusted Operating Margins and Adjusted Net Income. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). They are supplemental financial measures of our performance only, and should not be considered substitutes for net income, income from operations or any other measure derived in accordance with GAAP and may not be comparable to similarly titled measures reported by other entities.
We define Adjusted Income from Operations as GAAP income from operations excluding the impact of certain non-recurring expenses, including expenses related to COVID-19 protocols. We define Adjusted Net Income as GAAP net income excluding the tax-effected impact of certain non-recurring expenses and income such as expenses related to COVID-19 protocols and the impact of our PPP loan. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.
We use these non-GAAP measures, along with U.S. GAAP measures, to evaluate our business, measure our financial performance and profitability and our ability to manage expenses, after adjusting for certain one-time expenses, identify trends affecting our business and assist us in making strategic decisions. We believe these non-GAAP measures, when reviewed in conjunction with U.S. GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under U.S. GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance over time on a consistent basis.
The following table reconciles Income from Operations to Adjusted Income from Operations and Adjusted Operating Margins, as well as Net income to Adjusted Net Income for the periods presented.
	For the year ended December 31,
	2021	2020
Income from operations	7,724,730	6,282,113
Adjustments:
COVID one-time expenses	115,900
Adjusted income from operations	7,840,630	6,282,113
Revenue	181,943,027	134,827,801
Adjusted operating margins	4.3%	4.7%

	For the year ended December 31,
	2021	2020
Net Income	7,905,916	4,730,748
Adjustments:
COVID one-time expenses	115,900	—
Other income (PPP Loan Forgiveness)	(1,680,900)	—
Total	6,340,916	4,730,748
Tax impact of adjustment at 18% effective rate	281,700	—
GILTI high tax re-selection	(338,044)	—
Adjusted net income	6,284,572	4,730,748
ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Regulation S-K and are not required to provide the information under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FGI INDUSTRIES LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
FGI Industries Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FGI Industries Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, Parent’s net investment and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
Melville, NY
March 31, 2022

FGI INDUSTRIES LTD.
CONSOLIDATED BALANCE SHEETS
	As of December 31, 2021	As of December 31, 2020
	USD	USD
ASSETS
CURRENT ASSETS
Cash	$3,883,896	$4,018,558
Accounts receivable, net	26,350,650	17,338,279
Inventories, net	21,263,961	8,308,342
Prepayments and other current assets	1,546,623	799,724
Prepayments and other receivables – related parties	3,119,822	3,263,136
Total current assets	56,164,952	33,728,039
PROPERTY AND EQUIPMENT, NET	387,655	545,697
OTHER ASSETS
Intangible assets	42,683	128,050
Operating lease right-of-use assets, net	8,087,969	9,311,277
Deferred tax assets, net	1,478,589	1,263,395
Other noncurrent assets	2,989,012	171,003
Total other assets	12,598,253	10,873,725
Total assets	$69,150,860	$45,147,461
LIABILITIES AND PARENT’S NET INVESTMENT
CURRENT LIABILITIES
Short-term loans	$14,657,280	$11,074,383
Accounts payable	32,009,851	19,510,272
Income tax payable	1,220,939	580,036
Operating lease liabilities – current	1,315,848	1,245,629
Accrued expenses and other current liabilities	5,512,438	3,008,959
Total current liabilities	54,716,356	35,419,279
OTHER LIABILITIES
Operating lease liabilities – noncurrent	6,884,794	8,196,486
Total liabilities	61,601,150	43,615,765
COMMITMENTS AND CONTINGENCIES
PARENT’S NET INVESTMENT
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2021 and 2020*)	700	700
Parent’s net investment	7,549,010	1,530,996
Total parent’s net investment	7,549,710	1,531,696
Total liabilities and parent’s net investment	$69,150,860	$45,147,461

*
Shares and per share data are presented on a retroactive basis to reflect the reorganization including the initial public offering on January 27, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Years Ended December 31,
	2021	2020
	USD	USD
REVENUES	$181,943,027	$134,827,701
COST OF REVENUES	149,740,619	106,423,061
GROSS PROFIT	32,202,408	28,404,640
OPERATING EXPENSES
Selling and distribution	17,636,820	15,487,306
General and administrative	6,194,789	5,820,967
Research and development	646,069	814,254
Total operating expenses	24,477,678	22,122,527
INCOME FROM OPERATIONS	7,724,730	6,282,113
OTHER INCOME (EXPENSES)
Interest income	37,143	32,244
Interest expense	(411,185)	(418,867)
Other income (expenses), net	1,516,862	(390,298)
Total other income (expenses), net	1,142,820	(776,921)
INCOME BEFORE INCOME TAXES	8,867,550	5,505,192
PROVISION FOR (BENEFIT OF) INCOME TAXES
Current	1,183,282	1,074,928
Deferred	(221,648)	(300,484)
Total provision for income taxes	961,634	774,444
NET INCOME	7,905,916	4,730,748
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	59,071	298,106
COMPREHENSIVE INCOME	$7,964,987	$5,028,854
WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic and diluted*	7,000,000	7,000,000
EARNINGS PER SHARE
Basic and diluted*	$1.13	$0.68

*
Shares and per share data are presented on a retroactive basis to reflect the reorganization finalized immediately prior to the initial public offering on January 27, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN PARENT’S NET INVESTMENT
Parent’s net investment
BALANCE, January 1, 2020	$3,620,356
Net income for the year	4,730,748
Net distribution to Parent	(7,117,514)
Foreign currency translation adjustment	298,106
BALANCE, December 31, 2020	$1,531,696
Net income for the year	7,905,916
Net distribution to Parent	(1,946,973)
Foreign currency translation adjustment	59,071
BALANCE, December 31, 2021	$7,549,710
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2021	2020
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,905,916	$4,730,748
Adjustments to reconcile net income to net cash (used in)provided by operating activities
Depreciation and amortization	287,078	352,471
Bad debt expenses (recovery)	30,825	(10,172)
Provision of defective return	2,073,991	378,248
Foreign exchange transaction loss	234,742	181,599
Interest expenses	411,185	418,867
Gain on Forgiveness of PPP loan	(1,680,900)	—
Deferred income taxes	(215,194)	(322,349)
Loss on disposal of property and equipment	14,825	49,125
Changes in operating assets and liabilities
Accounts receivable	(11,117,186)	(2,033,856)
Inventories	(12,955,619)	985,029
Prepayments and other current assets	(741,286)	154,139
Prepayments and other receivables – related parties	137,700	(3,249,078)
Other noncurrent assets	(2,818,008)	208,333
Right-of-use assets	1,223,307	(543,037)
Income taxes	640,903	632,734
Accounts payable	12,499,578	3,511,223
Accounts payable-related parties	—	(697,500)
Operating lease liabilities	(1,241,473)	592,623
Accrued expenses and other current liabilities	2,092,295	445,612
Net cash (used in) provided by operating activities	(3,217,321)	5,784,759
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	5,949	15,000
Purchase of property and equipment	(57,839)	(76,532)
Net cash used in investing activities	(51,890)	(61,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit facility	5,263,799	2,867,216
Net changes in parent company investment	(1,946,973)	(7,117,514)
Net cash provided by (used in) financing activities	3,316,826	(4,250,298)
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(182,277)	128,750
NET CHANGES IN CASH	(134,662)	1,601,679
CASH, BEGINNING OF YEAR	4,018,558	2,416,879
CASH, END OF YEAR	$3,883,896	$4,018,558
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	(406,859)	(421,393)
Cash (paid) received during the year for income taxes	(545,095)	439,793
NON-CASH INVESTING AND FINANCING ACTIVITIES
Net changes in parent company investment	(1,946,973)	(7,117,514)
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of business and organization
FGI Industries Ltd. (“FGI” or the “Company”) is a holding company organized on May 26, 2021, under the laws of the Cayman Islands. The Company has no substantive operations other than holding all of the outstanding equity of its operating subsidiaries as described below. The Company is a supplier of global kitchen and bath products and currently focuses on the following categories: sanitaryware (primarily toilets, sinks, pedestals and toilet seats), bath furniture (vanities, mirrors and cabinets), shower systems, customer kitchen cabinetry and other accessory items. These products are sold primarily for repair and remodeling (“R&R”) activity and, to a lesser extent, new home or commercial construction. The Company sells its products through numerous partners, including mass retail centers, wholesale and commercial distributors, online retailers and independent dealers and distributors.
The accompanying consolidated financial statements reflect the activities of FGI and each of the following entities, in each case, as contemplated after the Reorganization, as described below:
Name	Background	Ownership
FGI Industries, Inc. (formerly named Foremost Groups, Inc.)	• A New Jersey corporation • Incorporated on January 5, 1988 • Sales and distribution in the United States	100% owned by FGI
FGI Europe Investment Limited	• A British Virgin Islands holding company • Incorporated on January 1, 2007	100% owned by FGI
FGI International, Limited	• A Hong Kong company • Incorporated on June 2, 2021 • Sales, sourcing and product development	100% owned by FGI
Foremost International Ltd.	• A Canada company • Incorporated on October 17, 1997 • Sales and distribution in Canada	100% owned by FGI Industries, Inc.
FGI Germany GmbH & Co. KG	• A German company • Incorporated on January 24, 2013 • Sales and distribution in Germany	100% owned by FGI Europe Investment Limited
FGI China, Ltd.	• A PRC limited liability company (incorporation of this entity is currently in process) • Sourcing and product development	Expected to be 100% owned by FGI International, Limited
FGI United Kingdom Ltd	• An UK company • Incorporated on December 10, 2021 • Sales and distribution in UK	100% owned by FGI Europe Investment Limited
Reorganization
On January 27, 2022, after the date of these consolidated financial statements, the following reorganization steps were collectively completed:  (i) the incorporation of FGI Europe Investment Limited (“FGI Europe”), FGI International, Limited (“FGI International”) and FGI China, Ltd., (ii) FGI

Industries, Inc. (formerly Foremost Groups, Inc.) (“FGI Industries”), which operates the kitchen and bath (“K&B”) sales and distribution business in the United States and, through its wholly-owned Canadian subsidiary, Foremost International Limited, in Canada, is expected to distribute 100% of the outstanding shares of stock of Foremost Kingbetter Food Equipment Inc. (“FKB”), which operates a separate furniture line of business, to Foremost Groups Ltd. (“Foremost”), FGI Industries’ sole shareholder; (iii) Foremost is expected to contribute the FKB shares to Foremost Home Inc. (“FHI”), a newly-formed wholly-owned subsidiary of Foremost; and (iv) Foremost is expected to contribute 100% of the outstanding shares of stock of each of FGI Industries, FGI Europe, which, directly and, after the proposed reorganization, through its wholly-owned German subsidiary, FGI Germany GmbH & Co., operates the K&B sales and distribution business in Europe, and FGI International, which, directly and through its wholly-owned Chinese subsidiary, FGI China, Ltd., operates the K&B sales and distribution business in the remainder of the world, K&B product development and sourcing of K&B products in China, to the Company (collectively, the “Reorganization”), such that, immediately following the Reorganization, (x) Foremost owns 100% of the equity interests in each of the Company and FHI, (y) the Company owns 100% of the equity interests in each of FGI Industries, FGI Europe and FGI International, which collectively, and through subsidiaries, operate the K&B business worldwide (the “K&B Business”), and (z) FHI owns 100% of the equity interests in FKB.
Immediately before and as contemplated by the proposed Reorganization, each of the Companies, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and is expected to be ultimately controlled by Foremost. As such, the accompanying consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business (excluded otherwise) before the anticipated Reorganization. The consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect during the years ended December 31, 2021 and 2020. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand-alone basis during the years presented before the completion of the anticipated Reorganization.
On January 14, 2022 FGI Industries, a wholly-owned subsidiary of the Company,  entered into a shared services agreement (the “FHI Shared Services Agreement”) with Foremost Home Industries, Inc., a newly-formed wholly-owned subsidiary of Foremost (“FHI”). Pursuant to the FHI Shared Services Agreement, FGI Industries provides FHI with general and administrative services, information technology systems services and human resources services, as well as warehouse space services and supply chain services in the United States. Under the FHI Shared Services Agreement, FHI will reimburse any reasonable and documented out-of-pocket fees incurred by FGI Industries as well as pay a service fee for each service. For warehouse services, FHI will pay FGI Industries a $500,000 annual fee as well as a fee equal to 4% of gross product sales of all products stored in such warehouses. For all other services provided, FHI will pay a service fee equal to the total costs incurred by FGI Industries for such service generally divided by the number of FHI employees relative to FGI Industries employees. The FHI Shared Services Agreement will have an initial term of one year and will renew automatically unless cancelled by either party upon the giving of at least 60 days in advance of the expiration of the then-current term.
On January 14, 2022 the Company entered into a shared services agreement (the “Worldwide Shared Services Agreement”) with Foremost Worldwide Co., Ltd. (“Foremost Worldwide”) pursuant to which Foremost Worldwide will provide FGI Industries with general and administrative services, information technology system services and human resources services, in Taiwan. The terms of the Worldwide Services Agreement as between the service provider and recipient are substantially identical to those of the FHI Shared Services Agreement, including calculation of service fees and termination provisions, with Foremost Worldwide providing services and FGI Industries paying Foremost Worldwide for such services.
The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the K&B Business are included in the Company’s consolidated balance sheets. The Company’s statements of income and comprehensive income consists all the revenues, costs and expenses of the K&B Business, including allocations to the selling and distribution expenses, general and administrative expenses, and research and development expenses, and which were incurred by FGI but related to the K&B Business prior to the Reorganization.

All revenues and cost of revenues attributable to selling of kitchen and bath products were allocated to the Company. Operating expenses were allocated to the Company based on employees and activities that are involved in the K&B Business. Any expenses that were not directly attributable to any specific business were allocated to the Company based on the proportion of the number of employees of the K&B Business to the total number of employees of both the K&B Business and FHI.
The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the years ended December 31, 2021 and 2020 respectively. In accordance with SAB Topic 5.z.7, the Company retroactively reflected the Reorganization in its consolidated financial statements since the spin-off transaction is expected to occur prior to effectiveness of the registration statement.
	For the Years Ended December 31,
	2021	2020
	USD	USD
Revenues	$48,522,314	$47,126,107
Cost of revenues	(41,169,282)	(38,743,695)
Gross profit	7,353,032	8,382,412
Selling and distribution expenses	(4,709,220)	(4,104,345)
General and administrative expenses	(1,395,573)	(1,824,792)
Research and development expenses	(559,495)	(800,010)
Income from operations	$688,744	$1,653,265
The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for the years ended December 31, 2021 and 2020, respectively.
	For the Years Ended December 31,
	2021	2020
	USD	USD
Revenues	$114,990,732	$74,357,895
Cost of revenues	(103,421,236)	(67,213,516)
Gross profit	11,569,496	7,144,379
Selling and distribution expenses	(1,436,696)	(1,017,317)
General and administrative expenses	(1,236,061)	(1,181,791)
Research and development expenses	(99,685)	(72,971)
Income from operations	$8,797,054	$4,872,300
Income tax liability is calculated based on a separate return basis as if the K&B Business had filed separate tax returns before the completion of the Reorganization. Immediately following the Reorganization, the K&B Business began to file separate tax returns and report taxation based on the actual tax return of each legal entity.
Management believes the basis and amounts of these allocations are reasonable. While the expenses allocated to the Company for these items are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, stand-alone entity, the Company does not believe that there is any significant difference between the nature and amounts of these allocated expenses and the expenses that would have been incurred if the Company had been a separate, stand-alone entity.

Note 2 — Summary of significant accounting policies
Basis of presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.
Principles of consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.
Subsidiaries are those entities which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at a meeting of directors.
Use of estimates and assumptions
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.
Foreign currency translation and transaction
The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International which is incorporated in Hong Kong while adopting the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the consolidated statements of changes in parent’s net investment. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the consolidated statements of income and comprehensive income.
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.3762 and 6.5037 as of December 31, 2021 and 2020, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.4543 and 6.9416 the years ended December 31, 2021 and 2020, respectively.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.2697 and 1.2741 as of December 31, 2021 and 2020,

respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2549 and 1.3437 for the years ended December 31, 2021 and 2020, respectively.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8815 and 0.8153 as of December 31, 2021 and 2020, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.8406 and 0.8803 for the years ended December 31, 2021 and 2020, respectively.
Reclassification
Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the depreciation and amortization, loss on disposal of property and equipment, other noncurrent assets and proceeds from disposal of property and equipment. These reclassifications have no effect on the consolidated balance sheets and results of operations previously reported.
Cash
Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Accounts receivable, net
Bills and trade receivables include trade accounts due from customers. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.
Inventories, net
Inventories are stated at the lower of cost and net realizable value. Cost consists of purchase price and related shipping and handling expenses, and is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. A provision for slow-moving items is calculated based on historical experience. Management reviews this provision annually to assess whether, based on economic conditions, it is adequate.
Prepayments
Prepayments are cash deposited or advanced to suppliers for the purchase of goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepayments and deposits are classified as either current or non-current based on the terms of the respective agreements. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired.

Property and equipment, net
Property and equipment are stated at cost net of accumulated depreciation and impairment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows:
Useful Life
Leasehold Improvements	Lesser of lease term and expected useful life
Machinery and equipment	3 – 5 years
Furniture and fixtures	3 – 5 years
Vehicles	5 years
Molds	3 – 5 years
Intangible assets, net
The Company’s intangible assets with definite useful lives primarily consist of software acquired for internal use. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the estimated useful lives of ten years.
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of an asset based on the undiscounted future cash flows the asset is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2021 and 2020, no impairment of long-lived assets was recognized.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU assets”), operating lease liabilities — current and operating lease liabilities — noncurrent on the consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the duration of the lease term while lease liabilities represent the Company’s obligation to make lease payments in exchange for the right to use an underlying asset. ROU assets and lease liabilities are measured based on the present value of fixed lease payments over the lease term at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and initial direct costs incurred, and is reduced by any lease incentives received. The Company reviews its ROU assets as material events occur or circumstances change that would indicate the carrying amount of the ROU assets are not recoverable and exceed their fair values. If the carrying amount of an ROU asset is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value.
As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate on the commencement date of the lease as the discount rate in determining the present value of future lease payments. The Company determines the incremental borrowing rate for each lease by using the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when there are relevant economic incentives present that make it reasonably certain that the Company will exercise that option. The Company accounts for any non-lease components separately from lease components.
Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Fair Value Measurement
The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.
The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels of the fair value hierarchy are as follows:
•
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.
Revenue recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.
The Company generates revenues from sales of kitchen and bath products, and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment or upon delivery based on the contractual terms with the Company’s customers. The Company’s customers’ payment terms generally range from 15 to 60 days of fulfilling its performance obligations and recognizing revenue.
The Company provides customer programs and incentive offerings, including co-operative marketing arrangements and volume-based incentives. These customer programs and incentives are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to the Company’s volume-based incentives. This determination is updated on a monthly basis.
Certain product sales include a right of return. The Company estimates future product returns at the time of sale based on historical experience and records a corresponding reduction in accounts receivable.
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenues are summarized as follows:
	For the Years Ended December 31,
	2021	2020
	USD	USD
Revenues by product line
Sanitaryware	$111,278,737	$88,392,378
Bath Furniture	55,136,664	38,214,235
Others	15,527,626	8,221,088
Total	$181,943,027	$134,827,701
	For the Years Ended December 31,
	2021	2020
	USD	USD
Revenues by geographic location
United States	$112,725,240	$83,700,229
Canada	50,391,183	35,008,869
Europe	18,826,604	16,118,603
Total	$181,943,027	$134,827,701
Share-based compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation —Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company determines whether an award should be classified and accounted for as a liability award or an equity award. All the Company’s share-based awards were classified as equity awards and are recognized in the consolidated financial statements based on their grant date fair values.
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company paid no share-based compensation in 2021 or 2020.
Income Taxes
Deferred taxes are recognized based on the future tax consequences of the differences between the carrying value of assets and liabilities and their respective tax basis. The future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.
If, based upon all available evidence, both positive and negative, it is more likely than not (i.e., more than 50 percent likely) that such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable, and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.

The current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. The Company believes that there is an increased potential for volatility in its effective tax rate because this threshold allows for changes in the income tax environment and, to a greater extent, the inherent complexities of income tax law in a substantial number of jurisdictions, which may affect the computation of its liability for uncertain tax positions.
The Company records interest and penalties on our uncertain tax positions in income tax expense.
We record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.
Comprehensive income
Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from the Company not using the U.S. Dollar as its functional currencies.
Earnings per share
The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2021 and 2020, there were no dilutive shares.
Segment reporting
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently issued accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10 which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies including emerging growth companies. As an emerging growth company, the Company plans to adopt this guidance from January 1, 2023 and is currently evaluating the impact on its consolidated financial statements upon adoption.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the standard did not have an impact on our financial position or results of operation.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.
Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Accounts receivable	$29,820,213	$18,703,026
Allowance for doubtful accounts	(177,462)	(146,637)
Accrued defective return and discount	(3,292,101)	(1,218,110)
Accounts receivable, net	$26,350,650	$17,338,279
Movements of allowance for doubtful accounts are as follows:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Beginning balance	$146,637	$156,809
Addition (reversal)	30,825	(10,172)
Ending balance	$177,462	$146,637
Movements of accrued defective return and discount accounts are as follows:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Beginning balance	$1,218,110	$839,862
Provision	2,073,991	378,248
Ending balance	$3,292,101	$1,218,110
Note 4 — Inventories, net
Inventories, net consisted of the following:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Finished product	$21,808,119	$8,903,767
Reserves for slow-moving inventories	(544,158)	(595,425)
Inventories, net	$21,263,961	$8,308,342
Movements of inventory reserves are as follows:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Beginning balance	$595,425	$813,411
(Reversal)	(51,267)	(217,986)
Ending balance	$544,158	$595,425

Note 5 — Prepayments and other assets
Prepayments and other assets consisted of the following:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Prepayments	$1,366,782	$671,924
Others	179,841	127,800
Total prepayments and other assets	$1,546,623	$799,724
Note 6 — Property and equipment, net
Property and equipment, net consist of the following:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Leasehold Improvements	$1,043,187	$1,122,092
Machinery and equipment	2,240,263	2,299,527
Furniture and fixtures	501,619	499,154
Vehicles	178,824	178,218
Molds	26,377	26,377
Subtotal	3,990,270	4,125,368
Less: accumulated depreciation	(3,602,615)	(3,579,671)
Total	$387,655	$545,697
Depreciation expense for the years ended December 31 , 2021 and 2020 amounted to $201,711 and $267,103, respectively, which were included in general and administrative expenses on the consolidated statements of income and comprehensive income.
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of December 31, 2021, the Company’s leases have remaining lease terms up to 7 years. Total operating lease cost as of December 31, 2021 and 2020 amounted to $9,137,045 and $10,014,379 respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Operating lease right-of-use assets	$8,087,969	$9,311,277
Operating lease liabilities – current	$1,315,848	$1,245,629
Operating lease liabilities – noncurrent	6,884,794	8,196,486
Total operating lease liabilities	$8,200,642	$9,442,115

Information relating to the lease term and discount rate are as follows:
	As of December 31, 2021	As of December 31, 2020
Weighted-average remaining lease term
Operating leases	5.4 years	6.1 years
Weighted-average discount rate
Operating leases	4.7%	4.7%
As of December 31, 2021, the maturities of operating lease liabilities were as follows:
For the years ending December 31,
2022	$1,673,187
2023	1,582,293
2024	1,550,441
2025	1,242,340
2026	1,211,961
Thereafter	2,235,363
Total lease payments	9,495,585
Less: imputed interest	(1,294,943)
Present value of lease liabilities	$8,200,642
Note 8 — Short-term loans
Bank loan
FGI Industries (formerly named Foremost Groups, Inc.)  has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. For the year ended December 31, 2018 and through December 31, 2019, the Credit Agreement allowed for borrowings up to $25,000,000, which previously included a discretionary loan in the amount of $3,000,000 that could only be drawn upon under certain circumstances as described in the Credit Agreement. The discretionary line expired on September 30, 2019. The non-discretionary line of credit was renewed through September 23, 2020 and maximum borrowings were amended to $22,000,000. On August 13, 2020, the line of credit was renewed with an extended maturity date of September 23, 2022 and maximum borrowings were further amended to $18,000,000.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes depreciation and amortization (“EBITDA”) divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, stockholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $9,500,000 for the quarters ended September 30, 2020 and December 31, 2020, and not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth defined as total book net worth plus minority interest, less loan to officers, stockholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. At December 31, 2021, FGI Industries was not in compliance with this financial covenant, however East West Bank provided a waiver for such non-compliance. At December 31, 2020, FGI Industries was in compliance with all of its financial covenants.
During January 1 to August 26, 2020, the loan bore interest at a rate per annum equal to 0.1 percentage points below the Prime Rate as quoted by the Wall Street Journal (“Prime Rate”). Effective August 26, 2020, the annual interest rate was amended to 0.25 percentage points above the Prime Rate. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of December 31, 2021 and December 31, 2020 was 3.50%.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $14,657,280 and $9,393,481 as of December 31, 2021 and December 31, 2020, respectively.
PPP Loan
On April 9, 2020, Foremost Groups, Inc. entered into a loan agreement in connection with the Paycheck Protection Program (“PPP”) and received proceeds of approximately $1.68 million (the “PPP loan”) under the CARES Act. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the year ended December 31, 2020, Foremost Groups, Inc. used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the SBA to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules. Foremost Groups, Inc. submitted its application and supporting documentation for forgiveness on December 22, 2020. As of December 31, 2020, the balance of the PPP loan was included in the short-term loan on the consolidated balance sheet. On February 8, 2021, FGI Industries received approval of forgiveness of the PPP loan from the SBA. Upon such approval, the entire balance including principal and interest was forgiven and recorded as other income on the Company’s consolidated statements of income and comprehensive income.
Note 9 — Parent’s net investment
FGI was incorporated in the Cayman Islands on May 26, 2021 in connection with the planned Reorganization, as described in Note 1. The Company was authorized to issue 50,000,000 ordinary shares with a par value of $0.001 per share.
As described in Note 16, on January 27, 2022, the Company completed the Reorganization, including consummation of the Initial Public Offering (“IPO”). After the Reorganization, the Company’s authorized share capital is $21,000 divided into (i) 200,000,000 Ordinary Shares of par value of $0.0001 each, and (ii) 10,000,000 Preference Shares of par value of $0.0001 each; 9,500,000 ordinary shares were issued and outstanding accordingly. The Company believes it is appropriate to reflect these share issuances as nominal share issuance on a retroactive basis similar to stock split pursuant to ASC 260. The Company has retroactively adjusted all shares and per share data for all the periods presented.
Note 10 — Stock-based compensation
2021 Equity Plan and Employee Stock Purchase Plan
On October 7, 2021, the Board of directors adopted 2021 Equity Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits the grant of equity and equity-based incentive awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. The purpose of the 2021 Equity Plan is to attract and retain the best available personnel for positions of responsibility within the Company, to provide additional incentives to them to align their interests with those of the Company’s shareholders and to thereby promote the Company’s long-term business success. No grants were made under the 2021 Equity Plan during 2021 or 2020.
On October 7, 2021, the Board approved the adoption of the FGI Industries Ltd. Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s stockholders on October 7, 2021, and became effective on the effective date of the Company’s consummation of the initial public offering of its ordinary shares. The ESPP offers eligible employees the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions that will be applied towards the purchase of ordinary shares at a discount from the then-current market price. No grants were made under the ESPP during 2021 or 2020.

At adoption, the aggregate number of ordinary shares which may be issued or transferred pursuant to awards granted under the 2021 Equity Plan was 1,500,000 shares. The number of ordinary shares reserved for issuance under our 2021 Equity Plan will automatically increase on the first day of each year, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the immediately preceding calendar year, (b) 600,000 ordinary shares, or (c) such lesser number of shares as determined by the Board.
The Company believes the options or awards granted will contain an explicit service condition and a performance condition. Under ASC 718-10-55-76, if the vesting (or exercisability) of an award is based on the satisfaction of both a service and performance condition, the entity must initially determine which outcomes are probable and recognize the compensation cost over the longer of the explicit or implicit service period. Because an initial public offering generally is not considered to be probable until the initial public offering is effective, which did not occur in 2021, no compensation cost was recognized in 2021.
The Company has elected to recognize share-based compensation expense using a straight-line method for the entire employee equity awards granted with graded vesting based on service conditions provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the equity awards that are vested at that date.
On January 25, 2022, in connection with the Company’s initial public offering, the Board of the Company granted issuance of 183,750 restricted stock awards to certain officers, directors and employees, under the 2021 Equity Plan. These awards will be vested on each anniversary over three years following the closing of initial public offering.
On March 24, 2022, the board of directors approved stock option awards of 98,747 shares to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s stockholders under the 2021 Equity Plan, each with an exercise price per share equal to the closing sales price for one of the Company’s ordinary shares on the Nasdaq Stock Market on the second trading day following the Company’s next public release of financial results for a completed fiscal quarter (which date shall be the grant date) and expected life of 10 years. All these options will be vested as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares vest in a series of 24 successive equal monthly installments upon completion of each additional month of service.
Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:
	For the Years Ended December 31,
	2021	2020
	USD	USD
Income components
United States	$(466,361)	$80,320
Outside United States	9,333,911	6,424,872
Intercompany eliminations	—	(1,000,000)
Total pre-tax income	$8,867,550	$5,505,192
Provision for income taxes
Current
Federal	$—	$—
State	(6,030)	7,954
Foreign	1,189,312	1,066,974
	1,183,282	1,074,928
Deferred
Federal	(175,529)	(245,174)
State	(46,119)	(55,310)
Foreign	—	—
	(221,648)	(300,484)
Total provision for income taxes	$961,634	$774,444

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:
	For the Years Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	(0.8)	(1.0)
Foreign operations	(8.7)	(12.1)
Permanent items	(3.8)	0.9
Deferred rate changes	—	0.1
Foreign dividends and earnings taxable in the United States	(2.4)	5.2
Others	5.5	—
Effective tax rate	10.8%	14.1%
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:
	As of December 31, 2021	As of December 31, 2020
	USD	USD
Deferred tax assets
Allowance for doubtful accounts	$44,368	$36,472
Other reserve	144,794	92,025
Accrued expenses	134,576	143,735
Lease liability	1,749,430	1,752,546
Charitable contributions	8,565	8,553
Business interest limitation	385,084	370,640
Net operating loss – federal	633,700	536,212
Net operating loss – state	128,569	103,489
Other	60,171	66,636
Total deferred tax assets	3,289,257	3,110,308
Less: valuation allowance	—	—
Net deferred tax assets	3,289,257	3,110,308
Deferred tax liabilities
Fixed assets	1,799,996	1,815,064
Intangibles	10,672	31,849
Total deferred tax liabilities	1,810,668	1,846,913
Deferred tax assets, net of deferred tax liabilities	$1,478,589	$1,263,395
As of December 31, 2021, the Company has net operating losses (“NOL”) of approximately $3,017,614 for federal purposes which do not expire; however, they are limited to 80% of taxable income. The Company had state NOLs of approximately $2,133,032 in the aggregate, which expire beginning in 2040.
Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has not been recorded against the Company’s deferred tax asset, as it was determined based upon positive projected taxable income in the next three years, that it was

“more likely than not” that the Company’s deferred tax assets would be realized. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will increase the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is not satisfied.
There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the year ended December 31, 2021. Additionally, there were no interest or penalties outstanding as of or for each of the years ended December 31, 2021 and 2020.
Note 12 — Related party transactions and balances
Prepayments — related parties
Name of Related Party	Relationship	Nature of transactions	December 31, 2021	December 31, 2020
			USD	USD
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	$415,098	$1,138,316
Focal Capital Holding Limited	An entity under common control	Purchase	2,670,243	2,098,461
			$3,085,341	$3,236,777
Other receivables — related parties
Name of Related Party	Relationship	Nature of transactions	December 31, 2021	December 31, 2020
			USD	USD
Foremost Xingye Business Consultancy (Shenzhen) Co., Ltd.	An entity under common control	Miscellaneous expenses	$34,481	$26,359
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.75% of the voting control of Foremost, the Company’s majority shareholder and guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.
Note 13 — Concentrations of risks
Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 79,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2021, cash balance of CAD 4,504,144 (USD 3,547,408) was maintained at financial institutions in Canada, of which CAD 4,404,144 (USD 3,468,649) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of NTD 3,000,000 (approximately USD 108,000) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2021, cash balance of USD 210,424 was maintained at financial institutions in Taiwan, of which USD 102,081 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk
For the year ended December 31, 2021, three customers accounted for 24.2%, 15.1% and 10.5% of the Company’s total revenues, respectively. For the year ended December 31, 2020, two customers accounted for 31.2% and 13.3% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the years ended December 31, 2021 and 2020.
As of  December 31, 2021, four customers accounted for 22.4%, 14.0% ,13.1% and 12.1% of the total balance of accounts receivable, respectively. As of December 31, 2020, three customers accounted for 29.5%, 17.4% and 14.0% of the total balance of accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of December 31, 2021, and 2020.
Vendor concentration risk
For the year ended December 31, 2021, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 42.8% of the Company’s total purchases. For the year ended December 31, 2020, Huida accounted for 45.6% of the Company’s total purchases. No other supplier accounts for more than 10% of the Company’s total purchases for the years ended December 31, 2021 and 2020.
As of December 31, 2021, Huida accounted for 66.1% of the total balance of accounts payable. As of December 31, 2020, Huida accounted for 59.7% of the total balance of accounts payable. No other supplier accounts for more than 10% of the Company’s accounts payable as of December 31, 2021 and 2020.
Note 14 — Commitments and contingencies
Litigation
From time to time, the Company is involved in legal and regulatory proceedings that are incidental to the operation of its businesses. These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management assessment of the merits of the particular claims, the Company does not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on our results of operations, or financial condition.
Note 15 — Segment information
The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to each segment and evaluating their performances. The Company has one reporting segment. The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company and hence the Company has only one reportable segment.
Note 16 — Subsequent events
Initial Public Offering
On January 27, 2022, the Company consummated its initial public offering (“IPO”) of 2,500,000 units (“Units”), each consisting of (i) one ordinary share, $0.0001 par value, of the Company (the “Shares”), and (ii) one warrant of the Company (the “Warrants”) entitling the holder to purchase one Share at an exercise price of $6.00 per Share. The Shares and Warrants were issued separately in the offering, and may be transferred separately immediately upon issuance. The Units were sold at a price of $6.00 per Unit. The Warrants included in the units were immediately exercisable following the consummation of the offering, have an exercise price equal to the initial public offering price, and expire five years from the date of issuance.

For the purposes of covering any over-allotments in connection with the distribution and sale of the Units, the Company granted a 45-day option to the underwriters to purchase (the “Over-allotment Option”), in the aggregate, up to 375,000 ordinary shares (the “Option Shares”) and Warrants to purchase up to 375,000 ordinary shares (the “Option Warrants” and, collectively with the Option Shares, the “Option Units”) which may be purchased in any combination of Option Shares and/or Option Warrants at the Share Purchase Price and/or the Warrant Purchase Price, respectively. On January 25, 2022, the underwriters exercised in full their option to purchase up to an additional 375,000 Warrants at the purchase price of $0.01 per warrant. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders’ equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of equity.
The aggregated fair value of these Warrants on January 27, 2022 was $4.17 million. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $1.448; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $6.00; volatility of 44.00%; and expected future dividends of nil. As of the date of this report, 2,875,000 Warrants were issued and outstanding; and none of the warrants has been exercised.
The gross proceeds from IPO were approximately $15.00 million with net proceeds of approximately $12.5 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company. Immediately following the consummation of the IPO, there were an aggregate of 9,500,000 Ordinary Shares issued and outstanding. The Ordinary Shares and Warrants now trade on Nasdaq Capital Market under the symbols “FGI” and “FGIWW”, respectively.
Public Offering Underwriter Warrants
In connection with and upon closing of the Public Offering on January 27, 2022, the Company issued warrants equal to 2% of the shares issued in the Public Offering, totaling 50,000 units to the representative of the underwriters for the offering. The warrants carry a term of five years, and shall not be exercisable for a period of 180 days from the closing of the Public Offering and shall be exercisable at a price equal to the initial public offering price per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders’ equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of equity.
The aggregated fair value of the Public Offering Warrants on January 27, 2022 was $0.1 million. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $1.448; risk free rate of 1.66%; expected term of 5 years; exercise price of the warrants of $6.00; volatility of 44.00%; and expected future dividends of nil. As of the date of this report, 50,000 shares of warrants were issued and outstanding; and none of the warrants has been exercised.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Marcum LLP.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.
ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Set forth below are the names of and certain information as of March 24, 2022 regarding our directors and executive officers:
Name	Age	Position(s) with the Company
David Bruce	56	Chief Executive Officer and President, Director
John Chen	43	Executive Chairman, Director
Perry Lin	46	Chief Financial Officer
Bob Kermelewicz	59	Executive Vice President, FGI USA
Jennifer Earl	47	Executive Vice President, FGI Canada
Norman Kroenke	59	Executive Vice President, FGI Europe
Todd Heysse	48	Director
Kellie Zesch Weir	41	Director
Jae Chung	54	Director
Executive Officers
David Bruce.   Mr. Bruce has served as our Chief Executive Officer and President and a director since our incorporation. Prior to his election, Mr. Bruce served as the Executive Vice President of the Kitchen & Bath division of FGI USA from 2009 until 2021 where he was responsible for development of all sales, marketing, customer and supplier strategies. Prior to that, he worked in various sales functions at FGI USA from 1997 to 2008. Previous to his time at FGI USA, Mr. Bruce spent over 8 years working in the retail industry. Mr. Bruce received a Bachelor of Science in Management from Kean University in New Jersey.
John Chen.   Mr. Chen has served as our Executive Chairman and director since our incorporation. Prior to his election, Mr. Chen served as Executive Vice President of Corporate Development for FGI USA from 2019 until 2021 where his primary responsibilities included corporate strategy, financial controls and capital allocation oversight. Prior to joining FGI USA, Mr. Chen spent 11 years in the investment management industry as an equity research analyst for Davis Selected Advisors from 2007 to 2018 and just under two years as a securities lawyer for Milbank, Tweed, Hadley & McCloy from 2005 to 2007. Mr. Chen received a Bachelor of Arts from the University of Chicago and a Juris Doctor from Georgetown University Law Center.
Perry Lin.   Mr. Lin has served as our Chief Financial Officer since our incorporation. Prior to his election, Mr. Lin served as Vice President of Corporate Finance for FGI USA from 2020 until 2021. Prior to that, Mr. Lin was a Corporate Controller for FGI USA from 2011 until 2019. In his previous roles at FGI, Mr. Lin was responsible for all aspects of FGI USA’s financial planning, accounting, reporting and cash flow management. Prior to joining FGI USA, Mr. Lin served as audit manager at KPMG for ten years. Mr. Lin received a bachelor’s degree in Accounting from Tamkang University in Taiwan and a Master’s in Business Administration from Quincy University. Mr. Lin is also a certified public accountant and a member of the American Institute of Certified Public Accountants.
Bob Kermelewicz.   Bob Kermelewicz is the Executive Vice President of FGI USA. Prior to this position, Mr. Kermelewicz spent 23 years as an Executive Vice President of the Kitchen & Bath Division at Foremost Groups, Inc. Prior to Foremost he spent 3 years as a National Sales Manager for a Canadian based company in the Heating and Cooling Industry and was sole owner of his own independent sales agency for 15 years before that. Mr. Kermelewicz received his B.A. from Norwich University and served in the United States Air Force as a Telecommunications Specialist.

Jennifer Earl.   Jennifer Earl is the Executive Vice President of FGI Canada. Prior to her position with our company, Ms. Earl worked at Foremost Groups, Inc. for 23 years in various roles including sales, product development, and marketing. Prior to Foremost she spent 7 years working in the kitchen and bath retail sectors.
Norman Kroenke.   Norman Kroenke is the Executive Vice President of FGI Europe. Prior to his election, Mr. Kroenke served as the Executive Vice President of Foremost International GmbH & Co.KG., a position he held for over 15 years, during which time he focused on building a European sales presence for Foremost’s sanitaryware platform. From 1995 – 2005 Mr. Kroenke was a member of the management board for Sanitop, the biggest wholesale sanitaryware-provider in Germany.
Non-Employee Directors
Todd Heysse.   Mr. Heysse has served as Treasurer and Vice President of Corporate Finance at Facebook, Inc. (now Meta Platforms, Inc.) since October 2018. His primary responsibilities include leading the company’s cash management, corporate finance, and business risk and insurance functions. Prior to this position, Mr. Heysse served as Vice President of Financial Planning & Analysis with Snap Inc. from December 2016 through December 2017 as well as various corporate finance and planning roles within Facebook, Inc.’s corporate finance team from 2011 to 2016. Mr. Heysse received a Bachelor of Science from Stanford University and a Master’s in Business Administration from Columbia Business School.
Kellie Zesch Weir.   Ms. Weir is a partner and a portfolio manager with Brown Advisory, a financial consulting company, where she provides individuals, families and institutions with strategic investment solutions and advice. Prior to joining Brown Advisory in 2017, Ms. Weir was a senior vice president and head of investment manager research at Chilton Trust Company, a wealth management company. Prior to this, she was a vice president at Birchwood Investments, a single-family office where she managed alternative assets. Ms. Weir started her career at Cambridge Associates, where she provided investment advice to endowments and families. Ms. Weir received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill, and she is also a Chartered Financial Analyst charter holder.
Jae Chung.   Mr. Chung served as Vice President of Oakmont Corporation, a family investment office, from 2015 through May 2021 where he helped manage its public securities portfolio. Prior to that, Mr. Chung served as Co-Portfolio Manager of Evermore Global Advisors, an investment company, from 2009 – 2011. From 2003 – 2009, he served on the Fund Management Team at Davis Selected Advisors. Previous to that, Mr. Chung was a founding member of Marcstone Capital Management, a long/short Europe-focused hedge fund, from 2000 – 2003. Prior to that, he was a Co-Portfolio Manager of the Discovery and European Funds at Franklin Mutual Advisors from 1996 – 2000. Mr. Chung received his Bachelor of Arts from Yale University.
Code of Business Conduct and Ethics
In connection with our initial public offering, our board of directors adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees. The code of business conduct and ethics covers fundamental ethics and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Our code of business conduct and ethics is posted on the investor relations section of our website, www.fgi-industries.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.
Audit Committee
Our audit committee consists of Todd Heysse, Kellie Zesch Weir and Jae Chung. Our board of directors has determined that each of such directors are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, or the Exchange Act. The chair of our audit committee is Todd Heysse. Our board of directors has determined that Mr. Heysse is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is directly responsible for, among other things:
•
selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

•
ensuring the independence of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;

•
establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

•
considering the adequacy of our internal controls and internal audit function;

•
monitoring compliance with the code of business and conduct and ethics for financial management;

•
reviewing material related party transactions or those that require disclosure; and

•
approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable rules of the Securities and Exchange Commission and the Nasdaq Listing Rules.
ITEM 11.
EXECUTIVE COMPENSATION

This section presents information concerning Foremost’s existing compensation arrangements with FGI’s named executive officers (“NEOs”), the expected compensation arrangements for FGI’s NEOs and explains FGI’s anticipated executive compensation arrangements and the components of executive compensation.
Each of FGI’s NEOs were previously employees of Foremost prior to the Reorganization and, following the Reorganization, are now employed by FGI.
Summary Compensation Table
The following table sets forth summary compensation information for our “named executive officers” by Foremost for the year ended December 31, 2021, which consists of our principal executive officer and our two other most highly compensated executive officers. The following table includes all compensation earned by the named executive officers for such period, regardless of whether such amounts were actually paid during the period:
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation(1) ($)	Total ($)
David Bruce Chief Executive Officer	2021	237,835	96,636	12,371	346,842
John Chen Executive Chairman	2021	250,000	—	1,151	251,151
Perry Lin Chief Financial Officer	2021	137,245	5,000	4,051	146,296

(1)
All Other Compensation includes an automobile allowance for Mr. Bruce of $10,286 as well as 401(k) matching contributions made by the company and life insurance premiums for each executive.

Employment Agreements
In connection with our initial public offering, we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. The following is a summary of the material terms of such employment agreements.

David Bruce
On January 24, 2022, we entered into an employment agreement with our chief executive officer. Under this agreement, Mr. Bruce is entitled to an annual base salary and such discretionary performance bonuses as the Compensation Committee may determine, from time to time, in its sole discretion. The base salary, initially $300,000 is reviewed annually by our compensation committee and board of directors. The executive will also be eligible to participate in any bonus and incentive programs available to executives and may be eligible for stock option grants under our Employee Stock Purchase Plan or equity grants under the 2021 Equity Plan. The employment agreement also provides executive with a car allowance of up to $900 per month. The employment agreement may be terminated by the executive or our company without cause on 90 days prior written notice.
The employment agreement may be terminated by the executive or our company without cause on 90 days prior written notice but may be terminated by our company immediately for cause. If employment is terminated by our company without cause, the executive will be entitled to receive, in return for a timely executed and delivered release and continued compliance with executive’s confidentiality and non-competition covenants, (i) an aggregate amount equal to one year of his base salary, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, (ii) a pro-rated portion of any annual bonus that executive would have been entitled to had his employment not be terminated and (iii) if he timely elects continued coverage pursuant to COBRA, payment of his share of the premium cost at the same rate as for active employees of our company for up to 12 weeks following the termination date.
If the employment is terminated for cause, or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid incentive award as of the termination date. For purposes of these employment agreements, “cause” means any one of the following: (i) executive’s willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, regulation (other than traffic violations or similar offenses), final cease and desist order or material breach of any provision of the employment agreement which results in a material loss to our company or any affiliate; (ii) executive’s conviction of a crime or act involving moral turpitude or a final judgment rendered against executive based upon actions of executive which involve moral turpitude; (iii) executive’s failure to comply with our policies, procedures, practices or directions, as determined by us or our board of directors in its sole discretion; (iv) any other reason recognized as “cause” under applicable law; (v) executive’s commission of fraud, embezzlement, theft or misappropriation of any monies, assets or properties of our company or any of our parents, subsidiaries, affiliates or employees; (vi) conviction of, or plea of nolo contendere to, any felony; or (vii) executive’s material breach of the employment agreement. No act, or failure to act, on executive’s part shall be “willful” unless done, or omitted to be done, in bad faith and without reasonable belief that the action or omission was in the best interests of our company or its affiliates.
Perry Lin
On January 24, 2022, we entered into an employment agreement with our chief financial officer. Under this agreement, the Mr. Lin is entitled to an annual base salary and such discretionary performance bonuses as the Compensation Committee may determine, from time to time, in its sole discretion. The base salary, initially $160,000 is reviewed annually by our compensation committee and board of directors. The executive will also be eligible to participate in any bonus and incentive programs available to executives, and may be eligible for stock option grants under our Employee Stock Purchase Plan or equity grants under the 2021 Equity Plan. The employment agreement may be terminated by the executive or our company without cause on 90 days prior written notice.
The employment agreement may be terminated by the executive or our company without cause on 90 days prior written notice, but may be terminated by our company immediately for cause. If employment is terminated by our company without cause, the executive will be entitled to receive, in return for a timely executed and delivered release and continued compliance with executive’s confidentiality and non-competition covenants, (i) an aggregate amount equal to one year of his base salary, which will be payable in the same amounts and at the same intervals as if the employment period had not ended, (ii) a pro-rated portion of any annual bonus that executive would have been entitled to had his employment not be terminated and (iii) if he timely elects continued coverage pursuant to COBRA, payment of his share of the premium cost at the same rate as for active employees of our company for up to 12 weeks following the termination date.
If the employment is terminated for cause, or in the case of the executive’s death or disability, the executive will only be entitled to his base salary through the termination date, plus any accrued and unpaid incentive award as of the termination date. For purposes of these employment agreements, cause means any one of the following: (i) any act or omission of executive, including, but not limited to misconduct, negligence, unlawfulness, dishonesty, inattention to the business, conflict of interest or competitive business activities, which, as determined by our company or our board of directors, in its sole discretion, may be detrimental to our interests; (ii) executive’s failure to comply our policies, procedures, practices or directions, as determined by our company or our board of directors in its sole discretion; (iii) any other reason recognized as “cause” under applicable law; (iv) executive’s commission of fraud, embezzlement, theft or misappropriation of any monies, assets or properties of our company or any of our parents, subsidiaries, affiliates or employees; (v) conviction of, or plea of nolo contendere to, any felony; or (vi) executive’s breach of the employment agreement.
Director Compensation
No compensation was paid to any directors for the year ended December 31, 2021. Our board of directors adopted a non-management director compensation policy as described below.
We will pay our non-employee directors $40,000 in cash annually, along with an annual equity award in an amount to be determined by the compensation committee from time to time. The annual equity awards will vest at the earlier of (i) the next annual meeting or (ii) one year from the date of grant. The chairs of the nominating and corporate governance and compensation committees will receive an additional $10,000 in cash annually, and the audit committee chair will receive an additional $15,000 in cash annually. Members of each committee other than the chair will receive an additional $3,000 in cash annually.
Compensation Committee Interlocks and Insider Participation
Our compensation committee consists of Jae Chung (chair) and Todd Heysse. Neither member has i) served the Company as an officer or employee or ii) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership
The following table shows how many ordinary shares the directors, nominees, and named executive officers, individually and collectively, beneficially owned as of March 24, 2022. The percent of class owned is based on ordinary shares outstanding as of that date.
Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a shareholder can vote or transfer and stock options and restricted stock units that are vested currently or become vested within 60 days. Except as otherwise noted, the shareholders named in this table have sole voting and investment power for all shares shown as beneficially owned by them, and the address for each person or entity listed in the table is FGI Industries Ltd., 906 Murray Road, East Hanover, NJ 07869.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Shareholders:
Foremost Groups Ltd.(1)	6,816,250	71.8%
Directors and Named Executive Officers:
David Bruce	—	*
John Chen	—	*
Perry Lin	—	*
Todd Heysse	—	*
Kellie Zesch Weir	—	*
Jae Chung	—	*
Directors and executive officers as a group (9 persons)	—	*

*
Represents less than 1% of outstanding ordinary shares.

(1)
Supreme Dragon Limited, a British Virgin Islands company (“Supreme Dragon”), owns 39.75% of the equity interest in Foremost Groups Ltd. (“Foremost”). JC Gardeners LLC, a Nevada limited liability company (“JC Gardeners”), owns 100% of the equity interests in Supreme Dragon. Chen Family Trust, a Nevada trust, owns 100% of the equity interests in JC Gardeners. Mr. Liang Chou Chen, a private investor located in New Jersey, is (a) the Manager of JC Gardeners and is authorized to vote and dispose of the equity holdings in Supreme Dragon held by JC Gardeners, (b) the grantor and investment trustee of the Chen Family Trust and is authorized to vote and dispose of the equity interests in Supreme Dragon held by the Chen Family Trust; and, therefore, (c) indirectly authorized to vote and dispose of all of the equity interests in Foremost held by Supreme Dragon. Golden Summit Holdings Limited, a British Virgin Islands company (“Golden Summit”), owns 10.0% of the equity interests in Foremost. Mr. Chen is the sole director of Golden Summit and is authorized to vote and dispose of all of the equity interests in Foremost held by Golden Summit. Thus, Mr. Chen is authorized to vote and dispose of an aggregate of 49.75% of Foremost’s voting power.

Equity Compensation Plans
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	183,750(1)	$0(2)	1,816,250(2)
Equity compensation plans not approved by shareholders	—	—	—
Total	183,750	—	1,816,250

(1)
All these shares were subject to unvested restricted stock units granted under our 2021 Equity Plan.

(2)
The RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0.

(3)
1,316,250 of these shares were available for issuance under our 2021 Equity Plan and 500,000 were available under our Employee Stock Purchase Plan.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2020 to which we have been a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements for our directors and executive officers, which are described in “Executive Compensation.”
Reorganization
In connection with the Reorganization, we entered into several supply, manufacturing and purchase agreements with Foremost and its affiliates. Foremost, our parent entity, holds approximately 72% of our ordinary shares as of the date of this report.
As described under the heading “Reorganization” in Note 1 to our Condensed Consolidated Financial Statements, we and our affiliates have entered into a series of contribution agreements to complete the Reorganization, pursuant to which: (i) FGI USA, a wholly-owned subsidiary of the Company, contributed 100% of the issued and outstanding equity of Foremost Kingbetter Food Equipment, Inc. (“FKB”) to our parent, Foremost, (ii) Foremost contributed 100% of the issued and outstanding equity of FKB to Foremost Home, Inc., and (iii) Foremost contributed 100% of the issued and outstanding equity of FGI USA, FGI Europe Investment Limited (British Virgin Islands) and FGI International (HK) (Hong Kong) to us.
Shared Services Agreements
On January 14, 2022, FGI USA entered into the FHI Shared Services Agreement with FHI, a wholly-owned subsidiary of Foremost, the largest holder of our ordinary shares. Pursuant to the FHI Shared Services Agreement, FGI USA provides FHI with general and administrative services, information technology systems services and human resources services, as well as warehouse space services and supply chain services in the United States. Under the FHI Shared Services Agreement, FHI will reimburse any reasonable and documented out-of-pocket fees incurred by FGI USA as well as pay a service fee for each service. For warehouse services, FHI will pay FGI USA a $500,000 annual fee as well as a fee equal to 4% of gross product sales of all products stored in such warehouses. For all other services provided, FHI will pay a service fee equal to the total costs incurred by FGI USA for such service generally divided by the number of FHI employees relative to FGI USA employees. The FHI Shared Services Agreement has an initial term of one year and will renew automatically unless cancelled by either party upon the giving of at least 60 days in advance of the expiration of the then-current term.
On January 14, 2022, the Company entered into the Worldwide Shared Services Agreement with Foremost Worldwide, a wholly-owned unconsolidated subsidiary of Foremost, pursuant to which Foremost Worldwide provides FGI USA with general and administrative services, information technology system services and human resources services in Taiwan. The terms of the Worldwide Services Agreement as between the service provider and recipient are substantially identical to those of the FHI Shared Services Agreement, including service fee and termination provisions, with Foremost Worldwide providing services and FGI USA paying Foremost Worldwide for such services.
Sourcing and Purchase Agreements
On January 14, 2022, the Company entered into a Global Sourcing Agreement with Foremost Worldwide (the “Global Sourcing Agreement”), pursuant to which Foremost Worldwide sources and sell products to the Company, including wooden furniture, cabinetry and shower systems for the bath and kitchen markets. Foremost Worldwide sources manufacturers and negotiate non-binding pricing for such products on behalf of the Company. The Company will pay Foremost Worldwide a commission of 2.5% for all products purchased pursuant to the Global Sourcing Agreement.
On January 14, 2022, our wholly-owned subsidiaries FGI International and FGI Industries, Inc. entered into a Sales and Purchase Agreement, pursuant to which FGI Industries, Inc. purchases certain products from FGI International, including vitreous china and shower system products. The purchases by FGI Industries, Inc. will be at a mark-up above FGI International’s purchase cost of 3.0% for products imported to the United States and 5.0% for products imported to Canada.
On January 28, 2022, the Company entered into a Sales and Purchase Agreement with Foremost Worldwide, pursuant to which the Company purchases certain products from Foremost Worldwide, including bath furniture products, at a 2.5% mark-up above Foremost Worldwide’s “free on board” sales price. The terms of this agreement supersede the terms of the Global Sourcing Agreement for products covered by both agreements.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and officers. These indemnification agreements require us, among other things, to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.
Registration Rights Agreement
In connection with the Company’s initial public offering in January 2022, we entered into a registration rights agreement with Foremost. This agreement provides Foremost, and its permitted transferees, with “demand” registrations, which will require us to register Foremost’s resale of shares of our ordinary shares under the Securities Act of 1933. Foremost is also entitled to customary “piggyback” registration rights and entitled to participate on a pro rata basis in any registration of an offering of our ordinary shares under the Securities Act that we may undertake. The registration rights agreement also requires us to maintain an effective shelf registration statement with respect to shares registered pursuant to the registration rights agreement, requires that we will pay certain expenses relating to such registrations and requires that we indemnify the shareholder against certain liabilities which may arise under the Securities Act of 1933.
Potential Support of Foremost Operations
From time to time, FGI may provide loans or other operational support to Foremost to assist Foremost in capital expenditures or other efforts related to the manufacturing services that Foremost provides to FGI. Any such loan or other transaction would be subject to review and approval under the Company’s related party transaction policy described below, and would be expected to be on arm’s length terms and market interest rates.
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written related party transaction policy covering any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related party had or will have a direct or indirect material interest, as determined by the audit committee of our board of directors, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related party. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.
Except as described above under “Potential Support of Foremost Operations”, all related party transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by our board of directors.

Director Independence
Under the Nasdaq Marketplace Rules, or the Nasdaq Listing Rules, each committee of our board of directors must be comprised of at least one independent member at the time of listing, a majority of independent directors no later than 90 days after such date and solely independent directors within one year after such date.
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director, our board of directors has determined that Todd Heysse, Kellie Zesch Weir and Jae Chung are independent under applicable Nasdaq rules and, accordingly, none of our directors, with the exception of David Bruce and John Chen, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent under applicable Nasdaq rules.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees accrued by us for audit and other services for the twelve months ended December 31, 2021 provided by Marcum LLP. The Company did not incur any such fees for the twelve months ended December 31, 2020.
Fiscal Year 2021
Audit Fees(1)	$456,000
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Total Fees	$456,000

(1)
“Audit Fees” are for professional services for the audit of the financial statements included in our Annual Report on Form 10-K (which includes an audit of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002), for the review of our financial statements included in our Quarterly Reports on Form 10-Q, for the review of registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”), and for services that normally are provided in connection with statutory and regulatory filings.

Our Audit Committee had not established formal pre-approval policies or procedures for the fiscal years presented, but all fees described above were approved by the Audit Committee of our Board.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our financial statements filed in this Annual Report on Form 10-K under Item 8 of Part II hereof:
1.
All financial statements. See Index to Consolidated Financial Statements.

2.
Financial Schedules.

Schedules are omitted because the required information is included in the footnotes, immaterial or not applicable.
3.
Exhibits. See Index to Exhibits below.

(b)
EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association of FGI Industries Ltd., effective January 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).
4.1	Specimen of Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
4.2	Form of Representative’s Warrant, between FGI Industries Ltd. and the purchaser parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
4.3*	Registration Rights Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Foremost Groups Ltd.
4.4*	Warrant Agent Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Continental Stock Trading and Trust Company.
4.5*	Form of Warrant (included in Exhibit 4.4, as Exhibit A to the Warrant Agent Agreement).
4.6*	Description of Company Securities.
10.1#	Agreement for Co-operations, dated October 20, 2020, by and between FGI Industries, Inc. and Tangshan Huida Ceramic Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.2*	Shared Services Agreement, dated January 14, 2022, by and between FGI Industries, Inc. and Foremost Home Industries, Inc.
10.3*	Shared Services Agreement, dated January 14, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd.
10.4*	Global Sourcing and Purchase Agreement, dated January 14, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd.
10.5*	Sales and Purchase Agreement, dated January 14, 2022, by and between FGI International, Ltd. and FGI Industries, Inc.
10.6*	Sales and Purchase Agreement, dated January 28, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd.
10.7†	FGI Industries Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).
10.8†	FGI Industries Ltd. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

Exhibit Number	Description
10.9†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).
10.10†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).
10.11†	Form of Director Retainer Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).
10.12†*	Employment Agreement, dated January 24, 2022, by and between FGI Industries Ltd. and David Bruce.
10.13†*	Employment Agreement, dated January 24, 2022, by and between FGI Industries Ltd. and Perry Lin.
10.14†
Form of Indemnification Agreement by and between FGI Industries Ltd. and its individual directors (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.15
Business Loan Agreement, by and between East West Bank and FGI Industries, Inc. (f/k/a Foremost Groups, Inc.), dated April 23, 2012 (as amended) (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed November 12, 2021).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in Signature Page of Form 10-K).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certifications.

†
Indicates management contract or compensatory plan or arrangement.

#
Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

*
Filed herewith.

ITEM 16.   FORM 10-K SUMMARY
Omitted at the Company’s option.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 31, 2022
FGI Industries Ltd.
By:
/s/ David Bruce

David Bruce
Chief Executive Officer and President
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Bruce and John Chen, and each of them severally, acting alone and without the other, as his true and lawful attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ David Bruce David Bruce	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
/s/ Perry Lin Perry Lin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
/s/ John Chen John Chen	Executive Chairman and Director	March 31, 2022
/s/ Todd Heysse Todd Heysse	Director	March 31, 2022
/s/ Kellie Zesch Weir Kellie Zesch Weir	Director	March 31, 2022
/s/ Jae Chung Jae Chung	Director	March 31, 2022