Form 10-Q
period 2022-03-31
FGI Industries Ltd.
filed 2022-05-13
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number: 001-41207

FGI Industries Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1603252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

906 Murray Road

East Hanover, New Jersey 07869

(Address of principal executive offices)

(Zip Code)

(973) 428-0400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.0001 par value	FGI	Nasdaq Capital Market
Warrants to purchase Ordinary Shares, $0.0001 par value	FGIWW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock on March 31, 2022 was 9,500,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential repair and remodel activity, and to a lesser extent, new home construction;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements may not be achieved or occur at all. You should read this Quarterly Report on Form 10-Q and the documents that we reference and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “FGI,” “we,” “us” or “our” refer to FGI Industries Ltd.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$8,793,338	$3,883,896
Accounts receivable, net	20,624,639	26,350,650
Inventories, net	21,581,217	21,263,961
Prepayments and other current assets	1,474,051	1,546,623
Prepayments and other receivables – related parties	8,130,619	3,119,822
Total current assets	60,603,864	56,164,952

PROPERTY AND EQUIPMENT, NET	362,077	387,655

OTHER ASSETS
Intangible assets	21,342	42,683
Operating lease right-of-use assets, net	7,774,041	8,087,969
Deferred tax assets, net	1,511,298	1,478,589
Other noncurrent assets	3,595,264	2,989,012
Total other assets	12,901,945	12,598,253
Total assets	$73,867,886	$69,150,860

LIABILITIES AND PARENT’S NET INVESTMENT

CURRENT LIABILITIES
Short-term loans	$16,321,410	$14,657,280
Accounts payable	23,924,746	32,009,851
Income tax payable	603,987	1,220,939
Operating lease liabilities – current	1,252,468	1,315,848
Accrued expenses and other current liabilities	4,694,999	5,512,438
Total current liabilities	46,797,610	54,716,356

OTHER LIABILITIES
Operating lease liabilities – noncurrent	6,636,941	6,884,794
Total liabilities	53,434,551	61,601,150

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 and 7,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021*)	950	700
Parent’s net investment	—	7,549,010
Additional paid-in capital	20,614,104	—
Retained earnings	530,193	—
Accumulated other comprehensive income	(711,912)	—
Total shareholders’ equity	20,433,335	7,549,710
Total liabilities and shareholders’ equity	$73,867,886	$69,150,860
*	Shares and per share data are presented on a retroactive basis to reflect the reorganization on January 27, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2022	2021
	USD	USD
REVENUES	$43,575,239	$36,375,689

COST OF REVENUES	36,050,653	29,058,658

GROSS PROFIT	7,524,586	7,317,031

OPERATING EXPENSES
Selling and distribution	4,677,352	3,940,470
General and administrative	1,842,807	1,359,022
Research and development	313,681	133,768
Total operating expenses	6,833,840	5,433,260

INCOME FROM OPERATIONS	690,746	1,883,771

OTHER INCOME (EXPENSES)
Interest income	31	8,200
Interest expense	(131,752)	(81,312)
Other income, net	98,845	1,606,242
Total other (expenses) income, net	(32,876)	1,533,130

INCOME BEFORE INCOME TAXES	657,870	3,416,901

PROVISION FOR (BENEFIT OF) INCOME TAXES
Current	171,499	304,959
Deferred	(43,822)	150,528
Total provision for income taxes	127,677	455,487

NET INCOME	530,193	2,961,414

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(57,180)	(401)

COMPREHENSIVE INCOME	$473,013	$2,961,013

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic*	8,833,333	7,000,000
Diluted*	10,941,667	7,000,000

EARNINGS PER SHARE
Basic*	$0.06	$0.42
Diluted*	$0.05	$0.42
*	Shares and per share data are presented on a retroactive basis to reflect the reorganization on January 27, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (PARENT’S NET INVESTMENT)

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Income	Total
Balance at December 31, 2020	—	—	—	—	—	1,531,696	—	—	1,531,696
Net income	—	—	—	—	—	2,961,414	—	—	2,961,414
Net distribution to Parent	—	—	—	—	—	(1,321,028)	—	—	(1,321,028)
Foreign currency translation adjustments	—	—	—	—	—	(401)	—	—	(401)
Balance at March 31, 2021 (Unaudited)	—	—	—	—	—	3,171,681	—	—	3,171,681

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Income	Total
Balance at December 31, 2021	—	—	7,000,000	700	—	7,549,010	—	—	7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	8,203,742	(7,549,010)	—	(654,732)	—
Share-Based compensation					39,812				39,812
Issuance of ordinary shares upon Initial Public Offering (“IPO”)	—	—	2,500,000	250	12,370,550	—	—	—	12,370,800
Net income	—	—	—	—	—	—	530,193	—	530,193
Foreign currency translation adjustments	—	—	—	—	—	—	—	(57,180)	(57,180)
Balance at March 31, 2022 (Unaudited)	—	—	9,500,000	950	20,614,104	—	530,193	(711,912)	20,433,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$530,193	$2,961,414
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	68,957	74,311
Share-based compensation	39,812	—
Provision for doubtful accounts	67,644	476
(Reversal of) provision of defective return	(284,548)	653,025
Foreign exchange transaction loss	(20,460)	(17,875)
Interest expenses	131,752	81,312
Deferred income taxes	(32,708)	140,918
Changes in operating assets and liabilities
Accounts receivable	5,942,915	(1,304,519)
Inventories	(317,256)	149,762
Prepayments and other current assets	(1,055,788)	165,650
Prepayments and other receivables – related parties	(4,200,435)	(10,562)
Other noncurrent assets	(606,253)	(793,375)
Right-of-use assets	313,929	91,074
Income taxes	(616,952)	298,923
Accounts payable	(8,085,105)	(4,016,850)
Accounts payable-related parties	—	523,190
Operating lease liabilities	(311,233)	(100,553)
Accrued expenses and other current liabilities	(631,191)	289,002
Net cash used in operating activities	(9,066,727)	(814,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,383)	(1,678)
Net cash used in investing activities	(24,383)	(1,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	1,664,130	(54,748)
Net proceeds from issuance of ordinary shares in IPO	12,370,800	—
Net changes in parent company investment	—	(1,321,028)
Net cash provided by (used in) financing activities	14,034,930	(1,375,776)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(34,378)	17,473

NET CHANGES IN CASH	4,909,442	(2,174,658)
CASH, BEGINNING OF PERIOD	3,883,896	4,018,558
CASH, END OF PERIOD	$8,793,338	$1,843,900

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	130,954	79,886
Cash paid during the period for income taxes	784,689	15,806

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net changes in parent company investment	—	(1,321,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries, Inc.	● A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	● Incorporated on January 5, 1988
● Sales and distribution in the United States
FGI Europe Investment Limited	● A British Virgin Islands holding company	100% owned by FGI
● Incorporated on January 1, 2007
FGI International, Limited	● A Hong Kong company	100% owned by FGI
● Incorporated on June 2, 2021
● Sales, sourcing and product development
FGI Canada Ltd.	● A Canada company	100% owned by FGI
	● Incorporated on October 17, 1997	Industries, Inc.
● Sales and distribution in Canada
FGI Germany GmbH & Co. KG	● A German company	100% owned by FGI Europe
	● Incorporated on January 24, 2013	Investment Limited
● Sales and distribution in Germany
FGI China, Ltd.	● A PRC limited liability company	100% owned by FGI
	● Incorporated on August 19, 2021	International, Limited
● Sourcing and product development
FGI United Kingdom Ltd	● An UK company	100% owned by FGI Europe
	● Incorporated on December 10, 2021	Investment Limited
● Sales and distribution in UK

Reorganization

On January 27, 2022, the following reorganization steps were completed: (i) the incorporation of FGI Europe Investment Limited (“FGI Europe”), FGI International, Limited (“FGI International”) and FGI China, Ltd., (ii) FGI Industries, Inc. (formerly Foremost Groups, Inc.) (“FGI Industries”), which operates the kitchen and bath (“K&B”) sales and distribution business in the United States and, through its wholly-owned Canadian subsidiary, Foremost International Limited, in Canada, distributed 100% of the outstanding shares of stock of Foremost Kingbetter Food

Equipment Inc. (“FKB”), which operates a separate furniture line of business, to Foremost Groups Ltd. (“Foremost”), FGI Industries’ sole shareholder; (iii) Foremost is expected to contribute the FKB shares to Foremost Home Inc. (“FHI”), a newly-formed wholly-owned subsidiary of Foremost; and (iv) Foremost contributed 100% of the outstanding shares of stock of each of FGI Industries, FGI Europe, which, directly and through its wholly-owned German subsidiary, FGI Germany GmbH & Co., operates the K&B sales and distribution business in Europe, and FGI International, which, directly and through its wholly-owned Chinese subsidiary, FGI China, Ltd., operates the K&B sales and distribution business in the remainder of the world, K&B product development and sourcing of K&B products in China, to the Company (collectively, the “Reorganization”), such that, immediately following the Reorganization, (x) Foremost owns 100% of the equity interests in each of the Company and FHI, (y) the Company owns 100% of the equity interests in each of FGI Industries, FGI Europe and FGI International, which collectively, and through subsidiaries, operate the K&B business worldwide (the “K&B Business”), and (z) FHI owns 100% of the equity interests in FKB.

Immediately before and after the proposed Reorganization, each of the Company, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and remains ultimately controlled by Foremost. As such, the accompanying unaudited condensed consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business (excluded otherwise) before the Reorganization. The unaudited condensed consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect during the entirety of the three months ended March 31, 2022 and 2021. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand-alone basis during the periods presented before the completion of the Reorganization.

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

On January 14, 2022, the Company entered into a shared services agreement (the “Worldwide Shared Services Agreement”) with Foremost Worldwide Co., Ltd. (“Foremost Worldwide”) pursuant to which Foremost Worldwide provides FGI Industries with general and administrative services, information technology system services and human resources services, in Taiwan. The terms of the Worldwide Services Agreement as between the service provider and recipient are substantially identical to those of the FHI Shared Services Agreement, including calculation of service fees and termination provisions, with Foremost Worldwide providing services and FGI Industries paying Foremost Worldwide for such services.

The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the K&B Business are included in the Company’s unaudited condensed consolidated balance sheets. The Company’s unaudited condensed consolidated statements of income and comprehensive income consist of all the revenues, costs and expenses of the K&B Business, including allocations to selling and distribution expenses, general and administrative expenses, and research and development expenses, and which were incurred by FGI but related to the K&B Business prior to the Reorganization.

All revenues and cost of revenues attributable to selling of K&B products were allocated to the Company. Operating expenses were allocated to the Company based on employees and activities that are involved in the K&B Business. Any expenses that were not directly attributable to any specific business were allocated to the Company based on the proportion of the number of employees of the K&B Business to the total number of employees of both the K&B Business and FHI.

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the three months ended March 31, 2022 and 2021, respectively. In accordance with SAB Topic 5.z.7, the Company retroactively reflected the Reorganization in its unaudited condensed consolidated financial statements since the spin-off transaction occurred prior to effectiveness of the registration statement.

	For the Three Months Ended
	March 31,
	2022	2021
	USD	USD
Revenues	$11,695,792	$16,880,835
Cost of revenues	(9,466,904)	(14,742,247)
Gross profit	2,228,888	2,138,588
Selling and distribution expenses	(1,072,811)	(841,123)
General and administrative expenses	(194,647)	(387,734)
Research and development expenses	(131,288)	(186,672)
Income from operations	$830,142	$723,059

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for the three months ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended
	March 31,
	2022	2021
	USD	USD
Revenues	$19,994,801	$21,715,398
Cost of revenues	(18,586,498)	(19,528,586)
Gross profit	1,408,303	2,186,812
Selling and distribution expenses	(297,678)	(463,010)
General and administrative expenses	(116,962)	(262,509)
Research and development expenses	(11,776)	(22,579)
Income from operations	$981,887	$1,438,714

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

Note 2 — Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full year of 2022. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the years ended December 31, 2021 and 2020.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at a meeting of directors.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.

Foreign currency translation and transaction

The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International which is incorporated in Hong Kong while adopting the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the unaudited condensed consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the unaudited condensed consolidated statements of income and comprehensive income.

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.3524 and 6.3762 as of March 31, 2022 and December 31, 2021, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.3532 and 6.4824 for the three months ended March 31, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.2697 and 1.2697 as of March 31, 2022 and December 31, 2021, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2697 and 1.2741 for the three months ended March 31, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8979 and 0.8815 as of March 31, 2022 and December 31, 2021, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.8887 and 0.8197 for the three months ended March 31, 2022 and 2021, respectively.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of an asset based on the undiscounted future cash flows the asset is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2022 and December 31, 2021, no impairment of long-lived assets was recognized.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right- of-use assets, net (“ROU assets”), operating lease liabilities — current and operating lease liabilities — noncurrent on the unaudited condensed consolidated balance sheets.

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

As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate on the commencement date of the lease as the discount rate in determining the present value of future lease payments. The Company determines the incremental borrowing rate for each lease by using the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease when there are relevant economic incentives present that make it reasonably certain that the Company will exercise that option. The Company accounts for any non- lease components separately from lease components.

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

The Company generates revenues from sales of K&B products, and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment or upon delivery based on the contractual terms with the Company’s customers. The Company’s customers’ payment terms generally range from 15 to 60 days of fulfilling its performance obligations and recognizing revenue.

The Company provides customer programs and incentive offerings, including co-operative marketing arrangements and volume-based incentives. These customer programs and incentives are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to the Company’s volume- based incentives. This determination is updated on a monthly basis.

Certain product sales include a right of return. The Company estimates future product returns at the time of sale based on historical experience and records a corresponding reduction in accounts receivable.

The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended
	March 31,
	2022	2021
	USD	USD
Revenues by product line
Sanitaryware	$28,179,193	$22,805,413
Bath Furniture	10,115,812	11,482,661
Others	5,280,234	2,087,615
Total	$43,575,239	$36,375,689

	For the Three Months Ended
	March 31,
	2022	2021
	USD	USD
Revenues by geographic location
United States	$27,353,195	$22,081,821
Canada	12,296,002	9,558,196
Europe	3,926,042	4,735,672
Total	$43,575,239	$36,375,689

Share-based compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, the Company determines whether an award should be classified and accounted for as a liability award or an equity award. All of the Company’s share- based awards were classified as equity awards and are recognized in the unaudited condensed consolidated financial statements based on their grant date fair values.

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.” The Company, with the assistance of an independent third-party valuation firm, determined the fair value of the stock options granted to employees. The Black-Scholes Model was applied in determining the estimated fair value of the options granted to employees and non-employees.

Income Taxes

Deferred taxes are recognized based on the future tax consequences of the differences between the carrying value of assets and liabilities and their respective tax bases. The future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.

If, based upon all available evidence, both positive and negative, it is more likely than not (i.e., more than 50 percent likely) that such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three- year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable, and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.

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

Comprehensive income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from certain of the Company’s subsidiaries not using the U.S. Dollar as their functional currencies.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Segment reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10, which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies, including emerging growth companies. As an emerging growth company, the Company plans to adopt this guidance from January 1, 2023 and is currently evaluating the impact on its unaudited condensed consolidated financial statements upon adoption.

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

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Accounts receivable	$23,877,298	$29,820,213
Allowance for doubtful accounts	(245,106)	(177,462)
Accrued defective return and discount	(3,007,553)	(3,292,101)
Accounts receivable, net	$20,624,639	$26,350,650

Movements of allowance for doubtful accounts are as follows:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Beginning balance	$177,462	$146,637
Addition	67,644	30,825
Ending balance	$245,106	$177,462

Movements of accrued defective return and discount accounts are as follows:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Beginning balance	$3,292,101	$1,218,110
Provision	(284,548)	2,073,991
Ending balance	$3,007,553	$3,292,101

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Finished product	$22,049,865	$21,808,119
Reserves for slow-moving inventories	(468,648)	(544,158)
Inventories, net	$21,581,217	$21,263,961

Movements of inventory reserves are as follows:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Beginning balance	$544,158	$595,425
(Reversal)	(75,510)	(51,267)
Ending balance	$468,648	$544,158

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Prepayments	$1,131,208	$1,366,782
Others	342,843	179,841
Total prepayments and other assets	$1,474,051	$1,546,623

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Leasehold Improvements	$1,043,187	$1,043,187
Machinery and equipment	2,251,618	2,240,263
Furniture and fixtures	510,067	501,619
Vehicles	147,913	178,824
Molds	26,377	26,377
Subtotal	3,979,162	3,990,270
Less: accumulated depreciation	(3,617,085)	(3,602,615)
Total	$362,077	$387,655

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $47,615 and $52,969, respectively, which were included in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of March 31, 2022, the Company’s leases have remaining lease terms up to 7 years. Total operating lease cost as of March 31, 2022 and December 31, 2021 amounted to $8,907,641 and $9,137,045, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Operating lease right-of-use assets	$7,774,041	$8,087,969
Operating lease liabilities – current	$1,252,468	$1,315,848
Operating lease liabilities – noncurrent	6,636,941	6,884,794
Total operating lease liabilities	$7,889,409	$8,200,642

Information relating to the lease term and discount rate are as follows:

	As of	As of
	March 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	5.2 years	5.4 years
Weighted-average discount rate
Operating leases	4.7%	4.7%

As of March 31, 2022, the maturities of operating lease liabilities were as follows:

For the years ending December 31,
2022	$1,687,257
2023	1,547,032
2024	1,521,247
2025	1,185,530
2026	1,220,866
Thereafter	1,927,285
Total lease payments	9,089,217
Less: imputed interest	(1,199,808)
Present value of lease liabilities	$7,889,409

Note 8 — Short-term loans

Bank loan

FGI Industries (formerly named Foremost Groups, Inc.) has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. For the year ended December 31, 2018 and through September 30, 2019, the Credit Agreement allowed for borrowings up to $25,000,000, which previously included a discretionary loan in the amount of $3,000,000 that could only be drawn upon under certain circumstances as described in the Credit Agreement. The discretionary line expired on September 30, 2019. The non-discretionary line of credit was renewed through September 23, 2020 and maximum borrowings were decreased to $22,000,000. On August 13, 2020, the line of credit was renewed with an extended maturity date of September 23, 2022 and maximum borrowings were further decreased to $18,000,000.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of March 31, 2022, East West Bank waived testing of this financial covenant.

The loan bears interest at a rate per annum equal to 0.25 percentage points above the Prime Rate quoted by the Wall Street Journal. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of March 31, 2022 and December 31, 2021 was 3.75% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $16,321,410 and $14,657,280 as of March 31, 2022 and December 31, 2021, respectively.

PPP loan

On April 9, 2020, Foremost Groups, Inc. entered into a loan agreement in connection with the Paycheck Protection Program (“PPP”) and received proceeds of approximately $1.68 million (the “PPP loan”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the year ended December 31, 2020, Foremost Groups, Inc. used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the U.S. Small Business Administration (“SBA”) to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules. Foremost Groups, Inc. submitted its application and supporting documentation for forgiveness on December 22, 2020. As of December 31, 2020, the balance of the PPP loan was included in the short-term loan on the consolidated balance sheet. On February 8, 2021, Foremost Groups, Inc. received approval of forgiveness of the PPP loan from the SBA. Upon such approval, the entire balance, including principal and interest, was forgiven and recorded as other income on the Company’s unaudited condensed consolidated statements of income and comprehensive income.

Note 9 — Shareholders’ Equity

FGI was incorporated in the Cayman Islands on May 26, 2021 in connection with the planned Reorganization, as described in Note 1. The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.001 per share.

On January 27, 2022, the Company completed the Reorganization upon the consummation of the initial public offering (“IPO”). After the Reorganization and the IPO, the Company’s authorized share capital is $21,000 divided into (i) 200,000,000 Ordinary Shares of par value of $0.0001 each, and (ii) 10,000,000 Preference Shares of par value of $0.0001 each; 9,500,000 ordinary shares were issued and outstanding accordingly. The Company believes it is appropriate to reflect these share issuances as nominal share issuances on a retroactive basis similar to a stock split pursuant to ASC 260. The Company has retroactively adjusted all shares and per share data for all the periods presented.

Initial Public Offering

On January 27, 2022, the Company consummated its IPO of 2,500,000 units (“Units”), each consisting of (i) one ordinary share, $0.0001 par value per share, of the Company (the “Shares”), and (ii) one warrant of the Company (the “Warrants”) entitling the holder to purchase one Share at an exercise price of $6.00 per Share. The Shares and Warrants were issued separately in the offering, and may be transferred separately immediately upon issuance. The Units were sold at a price of $6.00 per Unit. The Warrants included in the units were immediately exercisable following the consummation of the offering, have an exercise price equal to the initial public offering price, and expire five years from the date of issuance.

For the purposes of covering any over-allotments in connection with the distribution and sale of the Units, the Company granted a 45-day option to the underwriters to purchase (the “Over-allotment Option”), in the aggregate, up to 375,000 ordinary shares (the “Option Shares”) and Warrants to purchase up to 375,000 ordinary shares (the “Option Warrants”), which was exercisable in any combination of Option Shares and/or Option Warrants at the per Share purchase price and/or the per Warrant purchase price, respectively. On January 25, 2022, the underwriters exercised in full their option to purchase up to an additional 375,000 Warrants at the price of $0.01 per Option Warrant. Management determined that these Warrants meet the definition of a derivative under ASC 815-40; however, they fall under the scope exception, which states that contracts issued that are both a) indexed to its own stock; and b) classified in shareholders'

equity are not considered derivatives. The Warrants were recorded at their fair value on the date of grant as a component of equity.

The aggregated fair value of these Warrants on January 27, 2022 was $4.16 million. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $1.448; risk free rate of 1.66%; expected term of five years; exercise price of the warrants of $6.00; volatility of 44.00%; and expected future dividends of $0. As of the date of this report, 2,875,000 warrants were issued and outstanding; and none of the warrants has been exercised.

The gross proceeds from the IPO were approximately $15.00 million with net proceeds of approximately $12.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company. Immediately following the consummation of the IPO, there were an aggregate of 9,500,000 ordinary shares issued and outstanding. As a result of the IPO, the ordinary shares and Warrants now trade on the Nasdaq Capital Market under the symbol “FGI” and “FGIWW,” respectively.

Public Offering Warrants

In connection with and upon the closing of the IPO on January 27, 2022, the Company issued warrants equal to 2% of the Shares issued in the IPO, or 50,000 ordinary shares, to the representative of the underwriters for the IPO. The warrants carry a term of five years, shall not be exercisable for a period of 180 days from the closing of the IPO and shall be exercisable at a price equal to the IPO price per share. Management determined that these warrants meet the definition of a derivative under ASC 815-40; however, they fall under the scope exception, which states that contracts issued that are both a) indexed to its own stock; and b) classified in shareholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of equity.

The aggregated fair value of these IPO warrants on January 27, 2022 was $0.1 million. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $1.448; risk free rate of 1.66%; expected term of five years; exercise price of the warrants of $6.00; volatility of 44.00%; and expected future dividends of $0. As of the date of this report, warrants exercisable for 50,000 shares were issued and outstanding; and none of the warrants have been exercised.

Note 10 — Stock-based compensation

2021 Equity Plan and Employee Stock Purchase Plan

On October 7, 2021, the board of directors adopted the 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits the grant of equity and equity-based incentive awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. The purpose of the 2021 Equity Plan is to attract and retain the best available personnel for positions of responsibility within the Company, to provide additional incentives to them to align their interests with those of the Company’s shareholders and to thereby promote the Company’s long-term business success.

On October 7, 2021, the board approved the adoption of the FGI Industries Ltd. Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on October 7, 2021, and became effective on the effective date of the Company’s consummation of the IPO of its ordinary shares. The ESPP offers eligible employees the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions that will be applied towards the purchase of ordinary shares at a discount from the then-current market price.

The board set the maximum aggregate number of ordinary shares reserved and available pursuant to the 2021 Equity Plan at 1,500,000 shares. The number of ordinary shares reserved for issuance under our 2021 Equity Plan will automatically increase on the first day of each year, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the immediately preceding calendar year, (b) 600,000 ordinary shares, or (c) such lesser number of shares as determined by the Board. The Equity Plan became effective on September 28, 2021.

The Company believes the options or awards granted contain an explicit service condition and a performance condition. Under ASC 718-10-55-76, if the vesting (or exercisability) of an award is based on the satisfaction of both a service and performance condition, the entity must initially determine which outcomes are probable and recognize the compensation cost over the longer of the explicit or implicit service period. Because an initial public offering generally is not considered to be probable until the initial public offering is effective, no compensation cost was recognized until the IPO occurred.

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted shares to certain officers, directors and employees under the 2021 Equity Plan. These awards will vest on each anniversary over three years following the closing of the IPO.

On March 24, 2022, the board of directors approved the issuance of 98,737 stock options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

The Company has elected to recognize share-based compensation expense using a straight-line method for all the employee equity awards granted with graded vesting based on service conditions, provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant date fair value of the equity awards that are vested at that date.

Employees

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain only service vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Aggregate
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	Value
		US$ per	US$ per
		option	option	Years	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Share options outstanding at December 31, 2021	—	—	—	—	—
Granted	98,747	3.07	1.43	10.00	161,753
Share options outstanding at March 31, 2022	98,747	3.07	1.43	10.00	161,753
Vested and exercisable at March 31, 2022	—	—	—	—	—

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying ordinary shares at each reporting date for those awards that had exercise prices below the estimated fair value of the relevant ordinary shares.

For the three months ended March 31, 2022 and 2021, the total fair value of options awarded was $141,401 and $0, respectively.

Fair value of options

The Company used the Black-Scholes simplified method for the three months ended March 31, 2022. The assumptions used to value the options granted to employees were as follows:

	For the three months ended
	March 31,
	2022	2021
Risk-free interest rate	2.49%	—
Expected volatility range	45.57%	—
Fair market value per ordinary share as at grant dates	$3.07	—

The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the contractual term of the awards. Expected volatility is estimated based on the volatility of ordinary shares or common stock of several comparable companies in the same industry. The expected exercise multiple is based on management’s estimation, which the Company believes is representative of the future.

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the three months ended
	March 31,
	2022	2021
	US$	US$
	(Unaudited)	(Unaudited)
Selling and marketing expenses	14,950	—
General and administrative expenses	24,862	—
Total share-based compensation expenses	39,812	—

As of March 31, 2022, there was $818,213 in total unrecognized employee share-based compensation expense related to unvested options, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.86 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
	USD	USD
Income components
United States	$(233,734)	$1,571,021
Outside United States	891,604	1,845,880
Total pre-tax income	$657,870	$3,416,901
Provision for income taxes
Current
Federal	$—	$180
State	3,973	8,087
Foreign	167,526	296,692
	171,499	304,959
Deferred
Federal	(35,370)	134,963
State	(8,452)	15,565
Foreign	—	—
	(43,822)	150,528
Total provision for income taxes	$127,677	$455,487

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	(0.6)	0.5
Foreign operations	(4.0)	(3.3)
Permanent items	1.8	(9.2)
Foreign dividends and earnings taxable in the United States	—	1.0
Others	0.1	3.3
Effective tax rate	18.3%	13.3%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	March 31, 2022	December 31, 2021
	USD	USD
Deferred tax assets
Allowance for doubtful accounts	$61,277	$44,368
Other reserve	148,476	144,794
Accrued expenses	162,374	134,576
Lease liability	1,691,830	1,749,430
Charitable contributions	8,565	8,565
Business interest limitation	411,565	385,084
Net operating loss – federal	603,645	633,700
Net operating loss – state	122,472	128,569
Other	49,065	60,171
Total deferred tax assets	3,259,269	3,289,257
Less: valuation allowance	—	—
Net deferred tax assets	3,259,269	3,289,257
Deferred tax liabilities
Fixed assets	1,742,635	1,799,996
Intangibles	5,336	10,672
Total deferred tax liabilities	1,747,971	1,810,668
Deferred tax assets, net of deferred tax liabilities	$1,511,298	$1,478,589

The deferred tax assets related to the Company’s net operating losses as of March 31, 2022 and December 31, 2021 have no expiration date.

Note 12 — Related party transactions and balances

Prepayments — related parties

		Nature of	March 31,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	$415,098	$415,098
Focal Capital Holding Limited	An entity under common control	Purchase	6,856,941	2,670,243
			$7,272,039	$3,085,341

Other receivables — related parties

		Nature of	March 31,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Foremost Xingye Business Consultancy (Shenzhen) Co., Ltd.	An entity under common control	Miscellaneous expenses	$(694)	$34,481
Foremost Home Inc.	An entity under common control	Miscellaneous expenses	$11,574	$—
Foremost Worldwide Co.,Ltd	An entity under common control	Miscellaneous expenses	$847,700	$—
			858,580	34,481

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.75% of the voting control of Foremost, the Company’s majority shareholder and guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 79,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2022, a cash balance of CAD 755,669 (USD 595,155) was maintained at financial institutions in Canada, of which CAD 655,669 (USD 516,397) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 105,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2022, a cash balance of USD 300,186 was maintained at financial institutions in Taiwan, of which USD 195,401 was subject to credit risk. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD 250,000 if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2022, a cash balance of USD 7,570,686 was maintained at financial institutions in the United States, of which USD 7,320,686 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended March 31, 2022, two customers accounted for 27.8% and 18.6% of the Company’s total revenues, respectively. For the three months ended March 31, 2021, two customers accounted for 29.9% and 13.9% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, three customers accounted for 24.3%, 15.4% and 15.3% of the total balance of accounts receivable, respectively. As of December 31, 2021, four customers accounted for 22.4%, 14.0%, 13.1% and 12.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021.

Vendor concentration risk

For the three months ended March 31, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 45.3% of the Company’s total purchases, and another vendor accounted 12.2% of the Company’s total purchases. For the three months ended March 31, 2021, Huida accounted for 42.6% and another vendor accounted 12.4% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, Huida accounted for 70.2% of the total balance of accounts payable. As of December 31, 2021, Huida accounted for 66.1% of the total balance of accounts payable. No other supplier accounts for more than 10% of the Company’s accounts payable as of March 31, 2022 and December 31, 2021.

Note 14 — Commitments and contingencies

Litigation

From time to time, the Company is involved in legal and regulatory proceedings that are incidental to the operation of its businesses. These proceedings may seek remedies relating to matters including environmental, tax, intellectual property, acquisitions or divestitures, product liability, property damage, personal injury, privacy, employment, labor and pension, government contract issues and commercial or contractual disputes. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including management’s assessment of the merits of the particular claims, the Company does not believe it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on its results of operations or financial condition.

Note 15 — Segment information

The Company follows ASC 280, “Segment Reporting,” which requires that companies disclose segment data based on how management makes decisions about allocating resources to each segment and evaluating their performances. The Company has one reporting segment. The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company, and hence the Company has only one reportable segment.

Note 16 — Subsequent events

On April 13, 2022, the board of directors approved the issuance of 97,371 stock options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

On April 13, 2022, the board of directors approved the issuance of 8,750 restricted shares to an employee under the 2021 Equity Plan. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us in 2022:

●	Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2022.
●	“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We are focused on increasing the mix of Branded products as a percentage of sales, which is expected to result in larger available markets and gross margin expansion. Our owned brands grew to nearly 40% of sales as of year-end 2021, up from less than 1% at the end of 2010. We are focused on expanding our position in channels such as e-commerce, providing for additional growth opportunities with existing brick and mortar customers, as well as expanding with e-commerce customers. The e-commerce channel accounted for 21% of sales in 2020, up from only 2% at the end of 2010.
●	Drive margin expansion. Margin expansion remains a key pillar of our value creation focus. We believe our BPC strategy will support enhanced margins through growth in branded products, new product categories, and new channels. Headwinds from supply chain disruptions and inflationary pressures impacted operating margins in 2021; however, we have recently adopted measures to offset these challenges, and expect to resume margin expansion in the back half of 2022 as these initiatives take hold.
●	Efficient capital deployment. We benefit from a capital-light business model allowing us to generate strong free cash flow conversion. We expect to utilize our strong free cash flow to re-invest in the core business and drive growth through existing brand development and new product category expansion. We will also look for selective bolt-on acquisition opportunities, over time, focused within the core kitchen and bath end markets. We plan to maintain a disciplined approach to capital deployment, with most material internal investments currently subject to a company-wide 20%+ expected return on capital hurdle rate.

●	Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.

We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization (the “Reorganization”) of our parent company, Foremost Groups Ltd. (“Foremost”), and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries, Inc. (“FGI Industries”), FGI Europe Investment Limited, an entity formed in the British Virgin Islands, and FGI International, Limited, an entity formed under the laws of Hong Kong, each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. This discussion, and any financial information and results of operations discussed herein, refers to the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the kitchen and bath business of Foremost before the completion of the Reorganization and are presented as if we had been in existence and the Reorganization had been in effect for the entirely of each of the periods presented.

Results of Operations

For the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021 and provides information regarding the dollar and percentage increase (decrease) during such periods.

	For the three months ended
	March 31,		Change
	2022	2021	Amount		Percentage
	USD	USD	USD		%
Revenues	$43,575,239	$36,375,689	$7,199,550		19.8
Cost of revenues	36,050,653	29,058,658	6,991,995		24.1
Gross profit	7,524,586	7,317,031	207,555		2.8
Selling and distribution expenses	4,677,352	3,940,470	736,882		18.7
General and administrative expenses	1,842,807	1,359,022	483,785		35.6
Research and development expenses	313,681	133,768	179,913		134.5
Income from operations	690,746	1,883,771	(1,193,025)		(63.3)
Operating margins	1.6%	5.2%	(360)	bps
Total other (expenses) income, net	(32,876)	1,533,130	(1,566,006)		102.1
Provision for income taxes	127,677	455,487	(327,810)		(72.0)
Net income	$530,193	$2,961,414	$(2,431,221)		(82.1)
Adjusted income from operations(1)	$923,058	$1,999,671	$(1,076,613)		(53.8)
Adjusted operating margins(1)	2.1%	5.5%	(340)	bps	—
Adjusted net income(1)	$720,689	$1,678,114	$(957,425)		(57.1)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues increased by $7.2 million, or 19.8%, to $43.6 million for the three months ended March 31, 2022, from $36.4 million for the three months ended March 31, 2021. The growth in our revenues was primarily attributable to strong growth in Sanitaryware and Other product categories, partially offset by declines in Bath Furniture. Revenue categories by product are summarized as follows:

	For the three months ended March 31,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$28,179,193	64.7	22,805,413	62.7	23.6
Bath Furniture	10,115,812	23.3	11,482,661	31.6	(11.9)
Other	5,280,234	12.0	2,087,615	5.7	152.9
Total	$43,575,239	100.0	$36,375,689	100.0	19.8

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 64.7% and 62.7% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. Revenues generated from the sales of Sanitaryware increased by 23.6% to $28.2 million for the three months ended March 31, 2022, from $22.8 million for the three months ended March 31, 2021. The increase in sales for this product line was primarily driven by continued volume strength in the pro channel.

Our revenues from bath furniture sales decreased by 11.9% to $10.1 million for the three months ended March 31, 2022, from $11.5 million for the three months ended March 31, 2021. Bath Furniture sales accounted for 23.3% and 31.6% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Volumes in Bath Furniture were up year-over-year; however, a less favorable product mix weighed on revenues. In addition, we experienced some order delays as certain customers had to push out orders into the second quarter of 2022 due to warehousing and supply chain issues. This is a timing issue, and we expect to ship the orders in the coming quarters.

The revenues from sales of other products (shower systems and custom kitchen cabinetry) increased by 152.9% to $5.3 million for the three months ended March 31, 2022 from $2.1 million for the three months ended March 31, 2021. The increase was primarily driven by volume growth resulting from continued strength in sales of the Jetcoat Shower wall systems.

We derive our revenues from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the three months ended March 31,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
United States	$27,353,195	62.8	22,081,821	60.7	23.9
Canada	12,296,002	28.2	9,558,196	26.3	28.6
Europe	3,926,042	9.0	4,735,672	13.0	(17.1)
Total	$43,575,239	100.0	$36,375,689	100.0	19.8

We generated the majority of our revenues in the United States market, which amounted to $27.4 million for the three months ended March 31, 2022 and $22.1 million for the three months ended March 31, 2021, representing a 23.9% increase. These revenues accounted for 62.8% and 60.7% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. The increase in the U.S. market was primarily driven by strong demand in the pro channel on our Sanitary category along with improving demand in the R&R markets.

Our second largest market is Canada. Our revenues generated in the Canadian market were $12.3 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively, representing a 28.6% increase. The increase was primarily driven by strong demand in both retail and wholesale markets, as compared to delayed shipments during the corresponding period last year.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.9 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively, representing a 17.1% decrease. The decrease in sales represented softer demand from the impact of the COVID-19 pandemic.

Gross Profit

Our gross profit increased by $0.2 million, or 2.8%, to $7.5 million for the three months ended March 31, 2022, from $7.3 million for the three months ended March 31, 2021. The increase in gross profit was primarily driven by the growth of sales, which we attribute to strong demand in the pro channel and R&R markets in the U.S. and Canada.

Gross profit as a percentage of our sales decreased across all of our product lines to 17.3% for the three months ended March 31, 2022, as compared to 20.1% for the three months ended March 31, 2021. The reduction in our gross margin percentage is primarily attributable to the impact of higher raw materials and higher freight charges associated with recent global supply chain issues. While gross profit margin was down year-over-year, the Company is beginning to see the benefits of measures put in place to offset recent margin headwinds, as first quarter 2022 gross profit margin was up 277 basis points from the fourth quarter of 2021.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $0.7 million, or 18.7%, to $4.7 million for the three months ended March 31, 2022, from $3.9 million for the three months ended March 31, 2021. The increase in selling and distribution expenses was a result of the growth in our sales, which led to an increase in commission, product display, logistics and warehouse costs. In addition, business sales activities are gradually returning to pre-COVID-19 levels, which led to increases in marketing, trade shows and travel.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.5 million, or 35.6%, to $1.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily attributable to incremental public company costs and a one-time IPO bonus.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of income and comprehensive income.

Other Income (Expenses)

Other income (expenses) decreased by $1.6 million, or (102.1)%, to less than $(0.1) million for the three months ended March 31, 2022, from $1.5 million for the three months ended March 31, 2021. This decrease was the result of one-time income recognized in the first quarter of 2021 upon the forgiveness of the PPP loan .

Provision for Income Taxes

We recorded income tax expense of $0.1 million for the three months ended March 31, 2022, and $0.5 million for the three months ended March 31, 2021. The decrease resulted from the decrease in our reported income before taxes of $2.8 million, or 80.7%.

Net Income

Our net income decreased by $2.4 million, or 82.1%, to $0.5 million for the three months ended March 31, 2022, from $3.0 million for the three months ended March 31, 2021. This increase was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $8.8 million and $3.9 million, respectively. We had working capital of $13.8 million as of March 31, 2022 compared to $1.4 million as of December 31, 2021. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of ordinary shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations well into the foreseeable future. However, we may need additional cash resources in the future if we experience changes in business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. For example, from time to time we may provide loans or other operational support to Foremost to assist Foremost in capital expenditures or other efforts related to the manufacturing services that Foremost provides to us, which could limit the assets available for other corporate purposes or require additional resources. If it is determined that the cash requirements exceed our amount of cash on hand, we may seek to issue debt or equity securities.

As of March 31, 2022, our total debt is represented by a credit facility with East West Bank.

East West Bank Credit Facility

Our wholly owned subsidiary, FGI Industries (formerly named Foremost Groups, Inc.), has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. For the year ended December 31, 2018 and through September 30, 2019, the Credit Agreement allowed for borrowings up to $25,000,000, which previously included a discretionary loan in the amount of $3,000,000 that could only be drawn upon under certain circumstances as described in the Credit Agreement. The discretionary line expired on September 30, 2019. The non-discretionary line of credit was renewed through September 23, 2020, and maximum borrowings were decreased to $22,000,000. On August 13, 2020, the line of credit was renewed with an extended maturity date of September 23, 2022, and maximum borrowings were further decreased to $18,000,000.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of March 31, 2022, East West Bank waived testing of this financial covenant.

The loan bears interest at a rate per annum equal to 0.25 percentage points above the Prime Rate as quoted by the Wall Street Journal. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of March 31, 2022 and December 31, 2021 was 3.75% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $16,321,410 and $14,657,280 as of March 31, 2022 and December 31, 2021, respectively.

PPP Loan

On April 9, 2020, Foremost Group, Inc. entered into a loan agreement in connection with the Paycheck Protection Program (“PPP”) and received proceeds of approximately $1.68 million (the “PPP loan”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the year ended December 31, 2020, Foremost Groups, Inc. used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the U.S. Small Business Administration (“SBA”) to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules. Foremost Groups, Inc. submitted its application and supporting documentation for forgiveness on December 22, 2020. As of December 31, 2020, the balance of the PPP loan was included in the short-term loan on the consolidated balance sheet. On February 8, 2021, Foremost Groups, Inc. received approval of forgiveness of the PPP loan from the SBA. Upon such approval, the entire balance, including principal and interest, was forgiven and recorded as other income on our unaudited condensed consolidated statements of income and comprehensive income.

The following table summarizes the key components of our cash flows for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
	USD	USD
Net cash used in operating activities	$(9,066,727)	$(814,677)
Net cash used in investing activities	(24,383)	(1,678)
Net cash provided by (used in) financing activities	14,034,930	(1,375,776)
Effect of exchange rate fluctuation on cash	(34,378)	17,473
Net changes in cash	4,909,442	(2,174,658)
Cash, beginning of period	3,883,896	4,018,558
Cash, end of period	$8,793,338	$1,843,900

Operating Activities

Net cash used in operating activities was approximately $9.1 million for the three months ended March 31, 2022 and was primarily attributable to a decrease in accounts payable of approximately $8.1 million, an increase in prepayments and other receivables - related parties of approximately $4.2 million, an increase in prepayments and other current assets of approximately $1.1 million, an increase in other noncurrent assets of approximately $0.6 million, a decrease in accrued expenses and other current liabilities of approximately $0.6 million, and an increase in inventories of approximately $0.3 million, plus various non-cash items of approximately $0.1 million, which were partially offset by a decrease in accounts receivable of approximately $5.9 million and net income for the quarter of approximately $0.5 million.

Net cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2021 and was primarily attributable to a decrease in accounts payable of approximately $4.0 million, an increase in accounts receivable of approximately $1.3 million, an increase in other noncurrent assets of approximately $0.8 million, and a decrease in operating lease liabilities of approximately $0.1 million, which were partially offset by net income for the quarter of approximately $3.0 million, various non-cash items of approximately $0.9 million, an increase in accounts payable —related parties of approximately $0.5 million, and a decrease in inventories of approximately $0.1 million.

Investing Activities

Net cash used in investing activities was less than $0.1 million for each of the three months ended March 31, 2022 and 2021, which was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $14.0 million for the three months ended March 31, 2022, which represents net proceeds from bank loans of $1.7 million and net proceeds from issuance of units in the IPO of $12.4 million.

Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2021, which represents net proceeds from bank loans of less than $0.1 million and a net decrease in parent company investment of $1.3 million.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to less than $0.1 million for each of the three months ended March 31, 2022 and 2021. We do not expect to incur significant capital expenditures in the immediate future.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of significant accounting policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Measures

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our non-GAAP measures are: Adjusted Income from Operations, Adjusted Operating Margins and Adjusted Net Income. These non-GAAP financial measures are not prepared in accordance with GAAP. They are supplemental financial measures of our performance only, and should not be considered substitutes for net income, income from operations or any other measure derived in accordance with GAAP and may not be comparable to similarly titled measures reported by other entities.

We define Adjusted Income from Operations as GAAP income from operations excluding the impact of certain non-recurring expenses, including IPO-related compensation and stock-based compensation expense and expenses related to COVID-19 protocols. We define Adjusted Net Income as GAAP net income excluding the tax-effected impact of certain non-recurring expenses and income, such as IPO-related compensation and stock-based compensation expense, expenses related to COVID-19 protocols and the impact of our PPP loan. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.

We use these non-GAAP measures, along with GAAP measures, to evaluate our business, measure our financial performance and profitability and our ability to manage expenses, after adjusting for certain one-time expenses, identify trends affecting our business and assist us in making strategic decisions. We believe these non-GAAP measures, when reviewed in conjunction with GAAP financial measures, and not in isolation or as substitutes for analysis of our results of operations under GAAP, are useful to investors as they are widely used measures of performance and the adjustments we make to these non-GAAP measures provide investors further insight into our profitability and additional perspectives in comparing our performance over time on a consistent basis.

The following table reconciles Income from Operations to Adjusted Income from Operations and Adjusted Operating Margins, as well as Net income to Adjusted Net Income for the periods presented.

	For the three months ended
	March 31,
	2022	2021
Income from operations	690,746	1,883,771
Adjustments:
Non-recurring IPO-related compensation and stock-based compensation expense	232,312	—
COVID one-time expenses	—	115,900
Adjusted income from operations	923,058	1,999,671
Revenue	43,575,239	36,375,689
Adjusted operating margins	1.6%	5.2%

	For the three months ended
	March 31,
	2022	2021
Net Income	530,193	2,961,414
Adjustments:
Non-recurring IPO-related compensation and stock-based compensation expense	232,312	—
Other income (PPP Loan)	—	(1,680,900)
COVID one-time expenses	—	115,900
Total	762,505	1,396,414
Tax impact of adjustment at 18% effective rate	41,816	(281,700)
Adjusted net income	804,321	1,114,714

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.Legal Proceedings.

We may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

Ayers Bath Litigation

FGI Industries, Inc. (formerly known as Foremost Groups, Inc.) (“FGI Industries”), our wholly-owned subsidiary, is currently involved in litigation arising from its efforts to protect an exclusivity agreement with sanitaryware manufacturer Tangshan Huida Ceramic Group Co., Ltd. (“Huida”). In 2011, FGI Industries filed a complaint against Ayers Bath (USA) Corporation (“Ayers Bath”) in the United States District Court for the Central District of California (the “District Court”) and succeeded in obtaining an injunction barring Ayers Bath from selling, distributing or offering for sale Huida parts and products in the United States and Canada. As a result, Ayers Bath ceased all business activity.

Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI Industries filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI Industries only received a distribution of $7,757.24. On January 9, 2014, FGI Industries filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI Industries filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI Industries to recover its proof of claim. A hearing for the motion to add Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI Industries’ motion to amend the judgment. FGI Industries filed an objection to the report in October 2021 and is awaiting the Bankruptcy Court’s decision.

Huida Arbitration

On or about September 24, 2021, Huida filed a request for arbitration with FGI Industries in the Shenzhen Court of International Arbitration. In the arbitration, Huida seeks a determination that the terms of an exclusive distribution agreement between FGI Industries and Huida, dated October 20, 2000, are not unlimited in duration and should be amended or else terminable. The arbitration proceedings are scheduled to begin on March 30, 2022, and FGI Industries has retained Chinese counsel to pursue its interests in the pending arbitration.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2022, we closed our initial public offering (“IPO”) of 2,500,000 units (“Units”), each consisting of (i) one ordinary share, $0.0001 par value per share (the “Shares”), and (ii) one warrant (the “Warrants”) entitling the holder to purchase one Share at an exercise price of $6.00 per Share. The Warrants are immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The Shares and Warrants were issued separately in the IPO, and may be transferred separately immediately upon issuance. The underwriters exercised in full their option to purchase up to an additional 375,000 Warrants. The Units were sold at a price of $6.00 per Unit, and the net proceeds from the IPO were approximately $12.4 million, after deducting underwriting discounts and commissions of approximately $1.1 million and offering expenses of approximately $1.5 million payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

In connection with the IPO, we issued to the representative of the underwriters a warrant to purchase an aggregate of 50,000 Shares. The Benchmark Company acted as lead book-running manager, and Northland Capital Markets acted as joint book-running manager. The offer and sale of the shares were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a Registration Statement on Form S-1 (File No. 333-259457), which was declared effective on January 24, 2022.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 24, 2022, filed with the SEC on January 26, 2022 pursuant to Rule 424(b) of the Securities Act.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On May 11, 2022, our Board of Directors approved the FGI Industries Ltd. Annual Management Incentive Plan (“Plan”), which provides for the grant of annual cash bonus awards by our compensation committee to designated employees based upon the level of achievent of one or more performance goals over a specified performance period. The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, a copy of which is attached hereto as Exhibit 10.13 and is incorporated herein by reference.

Item 6.Exhibits.

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

4.2

Registration Rights Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Foremost Groups Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

4.3

Warrant Agent Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Continental Stock Trading and Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

4.4	Form of Warrant (included in Exhibit 4.3, as Exhibit A to the Warrant Agent Agreement).

10.1

Shared Services Agreement, dated January 14, 2022, by and between FGI Industries, Inc. and Foremost Home Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.2

Shared Services Agreement, dated January 14, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.3

Global Sourcing and Purchase Agreement, dated January 14, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.4

Sales and Purchase Agreement, dated January 14, 2022, by and between FGI International, Ltd. and FGI Industries, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.5

Sales and Purchase Agreement, dated January 28, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.6†	FGI Industries Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.7†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.8†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.9†	Form of Director Retainer Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.10†

Employment Agreement dated January 24, 2022, by and between FGI Industries Ltd. and David Bruce (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.11†

Employment Agreement, dated January 24, 2022, by and between FGI Industries Ltd. and Perry Lin (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

Exhibit
Number	Description
10.12†

Form of Indemnification Agreement by and between FGI Industries Ltd. and its individual directors (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.13†	FGI Industries Ltd. Annual Management Incentive Plan

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101

The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Parent’s Net Investment; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)