Form 10-Q
period 2022-06-30
FGI Industries Ltd.
filed 2022-08-15
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock on June 30, 2022 was 9,500,000.

		Page

Special Note Regarding Forward-Looking Statements		3

General		5

PART I- FINANCIAL INFORMATION		6

Item 1.	Financial Statements.	6

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.	7

	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021.	8

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Parent’s Net Investment) for the three and six months ended June 30, 2022 and 2021.	9

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021.	10

	Notes to Unaudited Condensed Consolidated Financial Statements.	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39

Item 4.	Controls and Procedures.	40

PART II- OTHER INFORMATION		40

Item 1.	Legal Proceedings.	40

Item 1A.	Risk Factors.	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 3.	Defaults Upon Senior Securities.	41

Item 4.	Mine Safety Disclosures.	41

Item 5.	Other Information.	41

Item 6.	Exhibits.	42

SIGNATURES		43

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	7

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021	8

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Parent’s Net Investment) for the three and six months ended June 30, 2022 and 2021	9

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	10

Notes to Unaudited Condensed Consolidated Financial Statements	11 - 30

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$3,126,305	$3,883,896
Accounts receivable, net	25,068,641	26,350,650
Inventories, net	18,681,768	21,263,961
Prepayments and other current assets	2,630,749	1,546,623
Prepayments and other receivables – related parties	8,638,531	3,119,822
Total current assets	58,145,994	56,164,952

PROPERTY AND EQUIPMENT, NET	333,503	387,655

OTHER ASSETS
Intangible assets	—	42,683
Operating lease right-of-use assets, net	7,455,006	8,087,969
Deferred tax assets, net	1,424,193	1,478,589
Other noncurrent assets	3,102,234	2,989,012
Total other assets	11,981,433	12,598,253
Total assets	$70,460,930	$69,150,860

LIABILITIES AND PARENT’S NET INVESTMENT

CURRENT LIABILITIES
Short-term loans	$14,690,048	$14,657,280
Accounts payable	21,203,868	32,009,851
Income tax payable	875,797	1,220,939
Operating lease liabilities – current	1,155,559	1,315,848
Accrued expenses and other current liabilities	4,485,430	5,512,438
Total current liabilities	42,410,702	54,716,356

OTHER LIABILITIES
Operating lease liabilities – noncurrent	6,410,859	6,884,794
Total liabilities	48,821,561	61,601,150

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 and 7,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021*)	950	700
Parent’s net investment	—	7,549,010
Additional paid-in capital	20,719,024	—
Retained earnings	1,700,723	—
Accumulated other comprehensive income	(781,328)	—
Total shareholders’ equity	21,639,369	7,549,710
Total liabilities and shareholders’ equity	$70,460,930	$69,150,860
*	Shares and per share data are presented on a retroactive basis to reflect the reorganization on January 27, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
REVENUES	$47,809,014	$42,490,357	$91,384,254	$78,866,047

COST OF REVENUES	39,388,061	33,301,420	75,438,715	62,360,079

GROSS PROFIT	8,420,953	9,188,937	15,945,539	16,505,968

OPERATING EXPENSES
Selling and distribution	4,362,707	4,088,739	9,040,059	8,029,209
General and administrative	2,093,162	1,623,917	3,935,969	2,982,939
Research and development	235,735	155,356	549,416	289,124
Total operating expenses	6,691,604	5,868,012	13,525,444	11,301,272

INCOME FROM OPERATIONS	1,729,349	3,320,925	2,420,095	5,204,696

OTHER INCOME (EXPENSES)
Interest income	102	2,578	133	10,778
Interest expense	(107,440)	(85,983)	(239,192)	(167,295)
Other income, net	(66,074)	(101,295)	32,771	1,504,947
Total other (expenses) income, net	(173,412)	(184,700)	(206,288)	1,348,430

INCOME BEFORE INCOME TAXES	1,555,937	3,136,225	2,213,807	6,553,126

PROVISION FOR INCOME TAXES
Current	298,300	528,571	469,799	833,530
Deferred	87,107	99,753	43,285	250,281
Total provision for income taxes	385,407	628,324	513,084	1,083,811

NET INCOME	1,170,530	2,507,901	1,700,723	5,469,315

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(69,416)	325,637	(126,596)	325,236

COMPREHENSIVE INCOME	$1,101,114	$2,833,538	$1,574,127	$5,794,551

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic*	9,168,508	7,000,000	9,168,508	7,000,000
Diluted*	11,662,293	7,000,000	11,662,293	7,000,000

EARNINGS PER SHARE
Basic*	0.13	0.36	$0.19	$0.78
Diluted*	$0.10	$0.36	$0.15	$0.78
*	Shares and per share data are presented on a retroactive basis to reflect the reorganization on January 27, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (PARENT’S NET INVESTMENT)

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Income	Total
Balance at December 31, 2020	—	—	—	—	—	1,531,696	—	—	1,531,696
Net income	—	—	—	—	—	2,961,414	—	—	2,961,414
Net distribution to Parent	—	—	—	—	—	(1,321,028)	—	—	(1,321,028)
Foreign currency translation adjustments	—	—	—	—	—	(401)	—	—	(401)
Balance at March 31, 2021 (Unaudited)	—	—	—	—	—	3,171,681	—	—	3,171,681
Net income	—	—	—	—	—	2,507,901	—	—	2,507,901
Net distribution to Parent	—	—	—	—	—	(6,109,488)	—	—	(6,109,488)
Foreign currency translation adjustments	—	—	—	—	—	325,637	—	—	325,637
Balance at June 30, 2021 (Unaudited)	—	—	—	—	—	(104,269)	—	—	(104,269)

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Income	Total
Balance at December 31, 2021	—	—	7,000,000	700	—	7,549,010	—	—	7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	8,203,742	(7,549,010)	—	(654,732)	—
Share-Based compensation					39,812				39,812
Issuance of ordinary shares upon Initial Public Offering (“IPO”)	—	—	2,500,000	250	12,370,550	—	—	—	12,370,800
Net income	—	—	—	—	—	—	530,193	—	530,193
Foreign currency translation adjustments	—	—	—	—	—	—	—	(57,180)	(57,180)
Balance at March 31, 2022 (Unaudited)	—	—	9,500,000	950	20,614,104	—	530,193	(711,912)	20,433,335
Share-Based compensation					104,920				104,920
Net income	—	—	—	—	—	—	1,170,530	—	1,170,530
Foreign currency translation adjustments	—	—	—	—	—	—	—	(69,416)	(69,416)
Balance at June 30, 2022 (Unaudited)	—	—	9,500,000	950	20,719,024	—	1,700,723	(781,328)	21,639,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,700,723	$5,469,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	138,213	142,248
Share-based compensation	144,733	—
Provision for doubtful accounts	75,940	14,749
(Reversal of) provision of defective return	(637,879)	3,108,807
Foreign exchange transaction loss	2,850	94,316
Interest expenses	239,192	167,295
Gain on Forgiveness of PPP loan	—	(1,680,900)
Deferred income taxes	54,397	233,846
Loss on disposal of property and equipment	—	(3,000)
Changes in operating assets and liabilities
Accounts receivable	1,843,947	(1,852,844)
Inventories	2,582,193	(4,366,126)
Prepayments and other current assets	(1,470,609)	(175,021)
Prepayments and other receivables – related parties	(5,348,158)	(23,294)
Other noncurrent assets	(113,223)	(3,841,292)
Right-of-use assets	632,963	565,630
Income taxes	(345,143)	598,290
Accounts payable	(10,805,982)	360,438
Accounts payable-related parties	—	807,902
Operating lease liabilities	(634,224)	(581,649)
Accrued expenses and other current liabilities	(1,050,269)	1,591,062
Net cash (used in) provided by operating activities	(12,990,336)	629,772

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	3,000
Purchase of property and equipment	(42,752)	(4,751)
Net cash used in investing activities	(42,752)	(1,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	32,768	6,358,188
Net proceeds from issuance of ordinary shares in IPO	12,370,800	—
Net changes in parent company investment	—	(7,430,516)
Net cash provided by (used in) financing activities	12,403,568	(1,072,328)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(128,071)	226,359

NET CHANGES IN CASH	(757,591)	(217,948)
CASH, BEGINNING OF PERIOD	3,883,896	4,018,558
CASH, END OF PERIOD	$3,126,305	$3,800,610

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	(240,183)	(163,956)
Cash paid during the period for income taxes	(808,048)	(251,354)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net changes in parent company investment	—	(7,430,516)

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
● Sales and distribution in UK

Reorganization

On January 27, 2022, the following reorganization steps were completed: (i) the incorporation of FGI Europe Investment Limited (“FGI Europe”), FGI International, Limited (“FGI International”) and FGI China, Ltd., (ii) FGI Industries, Inc. (formerly Foremost Groups, Inc.) (“FGI Industries”), which operates the kitchen and bath (“K&B”) sales and distribution business in the United States and, through its wholly-owned Canadian subsidiary, Foremost International Limited, in Canada, distributed 100% of the outstanding shares of stock of Foremost Kingbetter Food Equipment Inc. (“FKB”), which operates a separate furniture line of business, to Foremost Groups Ltd. (“Foremost”), FGI Industries’ sole shareholder; (iii) Foremost contributed the FKB shares to Foremost Home Inc. (“FHI”), a newly-

formed wholly-owned subsidiary of Foremost; and (iv) Foremost contributed 100% of the outstanding shares of stock of each of FGI Industries, FGI Europe, which, directly and through its wholly-owned German subsidiary, FGI Germany GmbH & Co., operates the K&B sales and distribution business in Europe, and FGI International, which, directly and through its wholly-owned Chinese subsidiary, FGI China, Ltd., operates the K&B sales and distribution business in the remainder of the world, K&B product development and sourcing of K&B products in China, to the Company (collectively, the “Reorganization”), such that, immediately following the Reorganization, (x) Foremost owns 100% of the equity interests in each of the Company and FHI, (y) the Company owns 100% of the equity interests in each of FGI Industries, FGI Europe and FGI International, which collectively, and through subsidiaries, operate the K&B business worldwide (the “K&B Business”), and (z) FHI owns 100% of the equity interests in FKB.

Immediately before and after the proposed Reorganization, each of the Company, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and remains ultimately controlled by Foremost. As such, the accompanying unaudited condensed consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business (excluded otherwise) before the Reorganization. The unaudited condensed consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect during the entirety of the six months ended June 30, 2022 and 2021. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand-alone basis during the periods presented before the completion of the Reorganization.

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the three and six months ended June 30, 2022 and 2021, respectively. In accordance with SAB Topic 5.z.7, the Company retroactively reflected the Reorganization in its unaudited condensed consolidated financial statements since the spin-off transaction occurred prior to effectiveness of the registration statement.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues	$8,966,545	$16,699,618	$20,662,337	$33,581,454
Cost of revenues	(7,081,295)	(13,996,992)	(16,548,199)	(28,739,239)
Gross profit	1,885,250	2,702,626	4,114,138	4,842,215
Selling and distribution expenses	(1,249,018)	(1,486,794)	(2,321,830)	(2,327,917)
General and administrative expenses	(48,483)	(381,516)	(243,129)	(769,250)
Research and development expenses	(28,816)	(127,275)	(160,103)	(313,947)
Income from operations	$558,933	$707,041	$1,389,076	$1,431,101

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for the three and six months ended June 30, 2022 and 2021, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues	$4,553,945	$27,995,015	$24,548,746	$49,710,413
Cost of revenues	(3,868,618)	(23,599,738)	(22,455,116)	(43,128,324)
Gross profit	685,327	4,395,277	2,093,630	6,582,089
Selling and distribution expenses	(208,955)	(511,059)	(506,634)	(974,069)
General and administrative expenses	(169,911)	(342,517)	(286,874)	(605,026)
Research and development expenses	(3,411)	(32,226)	(15,186)	(54,804)
Income from operations	$303,050	$3,509,475	$1,284,936	$4,948,190

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

Note 2 — Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full year of 2022. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the years ended December 31, 2021 and 2020.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.6988 and 6.3762 as of June 30, 2022 and December 31, 2021, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.5443, 6.4488 and 6.4615, 6.4720 for the three and six months ended June 30, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.2697 and 1.2697 as of June 30, 2022 and December 31, 2021, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2697 and 1.2444 for the three months ended June 30, 2022 and 2021, respectively, and 1.2697 and 1.2593 for the six months ended June 30, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9532 and 0.8815 as of June 30, 2022 and December 31, 2021, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9249, 0.9068 and 0.8325, 0.8261 for the three and six months ended June 30, 2022 and 2021, respectively.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of an asset based on the undiscounted future cash flows the asset is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2022 and December 31, 2021, no impairment of long-lived assets was recognized.

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

The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues by product line
Sanitaryware	$32,237,144	$20,730,408	$60,416,339	$43,535,821
Bath Furniture	7,711,420	15,957,226	17,827,232	27,439,887
Others	7,860,450	5,802,723	13,140,683	7,890,339
Total	$47,809,014	$42,490,357	$91,384,254	$78,866,047

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues by geographic location
United States	$29,645,440	$29,216,039	$56,998,636	$51,297,861
Canada	13,597,568	8,960,495	25,893,570	18,518,691
Europe	4,566,006	4,313,823	8,492,048	9,049,495
Total	$47,809,014	$42,490,357	$91,384,254	$78,866,047

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

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Accounts receivable	$27,976,265	$29,820,213
Allowance for doubtful accounts	(253,402)	(177,462)
Accrued defective return and discount	(2,654,222)	(3,292,101)
Accounts receivable, net	$25,068,641	$26,350,650

Movements of allowance for doubtful accounts are as follows:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Beginning balance	$177,462	$146,637
Addition	75,940	30,825
Ending balance	$253,402	$177,462

Movements of accrued defective return and discount accounts are as follows:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Beginning balance	$3,292,101	$1,218,110
Addition (Provision)	(637,879)	2,073,991
Ending balance	$2,654,222	$3,292,101

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Finished product	$19,257,188	$21,808,119
Reserves for slow-moving inventories	(575,420)	(544,158)
Inventories, net	$18,681,768	$21,263,961

Movements of inventory reserves are as follows:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Beginning balance	$544,158	$595,425
Addition (Reversal)	31,262	(51,267)
Ending balance	$575,420	$544,158

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Prepayments	$1,823,946	$1,366,782
Others	806,803	179,841
Total prepayments and other assets	$2,630,749	$1,546,623

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Leasehold Improvements	$1,043,187	$1,043,187
Machinery and equipment	2,268,823	2,240,263
Furniture and fixtures	510,067	501,619
Vehicles	147,913	178,824
Molds	26,377	26,377
Subtotal	3,996,367	3,990,270
Less: accumulated depreciation	(3,662,864)	(3,602,615)
Total	$333,503	$387,655

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $95,530 and $99,565, respectively, which were included in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of June 30, 2022, the Company’s leases have remaining lease terms up to 7 years. Total operating lease cost as of June 30, 2022 and December 31, 2021 amounted to $8,678,120 and $9,137,045, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Operating lease right-of-use assets	$7,455,006	$8,087,969
Operating lease liabilities – current	$1,155,559	$1,315,848
Operating lease liabilities – noncurrent	6,410,859	6,884,794
Total operating lease liabilities	$7,566,418	$8,200,642

Information relating to the lease term and discount rate are as follows:

	As of	As of
	June 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	5.0 years	5.4 years
Weighted-average discount rate
Operating leases	4.7%	4.7%

As of June 30, 2022, the maturities of operating lease liabilities were as follows:

For the years ending December 31,
2022	$1,669,038
2023	1,539,771
2024	1,426,597
2025	1,194,328
2026	1,229,925
Thereafter	1,615,538
Total lease payments	8,675,197
Less: imputed interest	(1,108,779)
Present value of lease liabilities	$7,566,418

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of June 30, 2022, FGI Industries was in compliance with this financial covenant.

The loan bears interest at a rate per annum equal to 0.25 percentage points above the Prime Rate quoted by the Wall Street Journal. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of June 30, 2022 and December 31, 2021 was 4.75% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $14,690,048 and $14,657,280 as of June 30, 2022 and December 31, 2021, respectively.

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

On May 11, 2022, the board of directors approved the issuance of 184,627 stock options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to the Company’s certain officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

On May 11, 2022, the board of directors approved the issuance of 87,611 restricted shares under the 2021 Equity Plan to the Company’s certain officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

On May 17, 2022, the board of directors approved the issuance of 16,363 restricted shares to our non-employee directors under the 2021 Equity Plan. These awards will vest on December 31, 2024.

The Company has elected to recognize share-based compensation expense using a straight-line method for all the employee equity awards granted with graded vesting based on service conditions, provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant date fair value of the equity awards that are vested at that date.

Employees

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Aggregate
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	Value
		US$ per	US$ per
		option	option	Years	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Share options outstanding at December 31, 2021	—	—	—	—	—
Granted	380,745	2.54	1.19	10.00	511,413
Share options outstanding at June 30, 2022	380,745	2.54	1.19	10.00	511,413
Vested and exercisable at June 30, 2022	—	—	—	—	—

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying ordinary shares at each reporting date for those awards that had exercise prices below the estimated fair value of the relevant ordinary shares.

For the six months ended June 30, 2022 and 2021, the total fair value of options awarded was $454,373 and $0, respectively.

Fair value of options

The Company used the Black-Scholes simplified method for the six months ended June 30, 2022. The assumptions used to value the options granted to employees were as follows:

For the six months ended
June 30,
	2022	2021
Risk-free interest rate	2.49~2.92%	—
Expected volatility range	40.30~45.67%	—
Fair market value per ordinary share as at grant dates	$2.26~3.07	—

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the six months ended
	June 30,
	2022	2021
	US$	US$
	(Unaudited)	(Unaudited)
Selling and marketing expenses	46,199	—
General and administrative expenses	98,535	—
Total share-based compensation expenses	144,734	—

As of June 30, 2022, there was $1,282,314 in total unrecognized employee share-based compensation expense related to unvested options, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.70 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Income components
United States	$323,934	$(534,054)	$90,200	$1,036,967
Outside United States	1,232,003	3,670,279	2,123,607	5,516,159
Total pre-tax income	$1,555,937	$3,136,225	$2,213,807	$6,553,126
Provision for income taxes
Current
Federal	$16,287	$(180)	$16,287	$—
State	4,103	(250)	8,076	7,837
Foreign	277,910	529,001	445,436	825,693
	298,300	528,571	469,799	833,530
Deferred
Federal	65,991	106,804	30,621	241,767
State	21,116	(7,051)	12,664	8,514
Foreign	—	—	—	—
	87,107	99,753	43,285	250,281
Total provision for income taxes	$385,407	$628,324	$513,084	$1,083,811

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	0.6	0.5
Foreign operations	0.1	(3.3)
Permanent items	1.5	(9.2)
Foreign dividends and earnings taxable in the United States	—	1.0
Others	0.1	3.3
Effective tax rate	23.3%	13.3%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	June 30, 2022	December 31, 2021
	USD	USD
Deferred tax assets
Allowance for doubtful accounts	$63,352	$44,368
Other reserve	155,156	144,794
Accrued expenses	126,318	134,576
Lease liability	1,632,783	1,749,430
Charitable contributions	8,565	8,565
Business interest limitation	393,266	385,084
Net operating loss – federal	568,551	633,700
Net operating loss – state	112,520	128,569
Other	49,058	60,171
Total deferred tax assets	3,109,569	3,289,257
Less: valuation allowance	—	—
Net deferred tax assets	3,109,569	3,289,257
Deferred tax liabilities
Fixed assets	1,685,376	1,799,996
Intangibles	—	10,672
Total deferred tax liabilities	1,685,376	1,810,668
Deferred tax assets, net of deferred tax liabilities	$1,424,193	$1,478,589

The deferred tax assets related to the Company’s net operating losses as of June 30, 2022 and December 31, 2021 have no expiration date.

Note 12 — Related party transactions and balances

Prepayments — related parties

		Nature of	June 30,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	$415,098	$415,098
Focal Capital Holding Limited	An entity under common control	Purchase	8,613,247	2,670,243
Foremost Worldwide Co.,Ltd	An entity under common control	Purchase	(594,848)	—
			$8,433,497	$3,085,341

Other receivables — related parties

		Nature of	June 30,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Foremost Xingye Business Consultancy (Shenzhen) Co., Ltd.	An entity under common control	Miscellaneous expenses	$—	$34,481
Foremost Home Inc.	An entity under common control	Miscellaneous expenses	$770,077	$—
Foremost Worldwide Co.,Ltd	An entity under common control	Miscellaneous expenses	$(565,043)	$—
			205,034	34,481

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.75% of the voting control of Foremost, the Company’s majority shareholder and guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and restricted cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 79,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2022, a cash balance of CAD 2,241,729 (USD 1,765,558) was maintained at financial institutions in Canada, of which CAD 2,141,729 (USD 1,686,799) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 105,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2022, an aggregated cash balance of USD 865,845 was maintained at financial institutions in Taiwan, of which USD 645,912 was subject to credit risk. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD 250,000 if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2022, a cash balance of USD 275,776 was maintained at financial institutions in the United States, of which USD 25,776 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended June 30, 2022, three customers accounted for 21.2%,19.3% and 10.8% of the Company’s total revenues, respectively. For the three months ended June 30, 2021, three customers accounted for 26.3%,18.5% and 13.1% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the three months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022, two customers accounted for 23.3% and 20.0% of the Company’s total revenues, respectively. For the six months ended June 30, 2021, three customers accounted for 27.9%,13.5% and 13.1% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the six months ended June 30, 2022 and 2021.

As of June 30, 2022, four customers accounted for 22.1%, 17.9%,13.8% and 11.2% of the total balance of accounts receivable, respectively. As of December 31, 2021, four customers accounted for 22.4%, 14.0%, 13.1% and 12.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2022 and December 31, 2021.

Vendor concentration risk

For the three months ended June 30, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 58.8% of the Company’s total purchases. For the three months ended June 30, 2021, Huida accounted for 34.8% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three ended June 30, 2022 and 2021

For the six months ended June 30, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 52.2% of the Company’s total purchases. For the six months ended June 30, 2021, Huida accounted for 38.3% and another vendor accounted 10.2% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the six months ended June 30, 2022 and 2021.

As of June 30, 2022, Huida accounted for 68.9% of the total balance of accounts payable. As of December 31, 2021, Huida accounted for 66.1% of the total balance of accounts payable. No other supplier accounts for more than 10% of the Company’s accounts payable as of June 30, 2022 and December 31, 2021.

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

Note 16 — Subsequent events

In July 2022, FGI has entered into a property purchase agreement with a related party to purchase building and sub-lease of land for the aggregated amount of approximately $1.97 million. As of the date of this report, FGI has remitted approximately $0.6 million, and is expected to remit the remaining balance by the end of November 2022 to complete the purchase transactions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2022 (the “2021 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us in 2022:

●	Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2022 and beyond.
●	“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We are focused on increasing the mix of Branded products as a percentage of sales, which is expected to result in larger available markets and gross margin expansion. Our owned brands grew to nearly 40% of sales as of year-end 2021, up from less than 1% at the end of 2010. We are focused on expanding our position in channels such as e-commerce, providing for additional growth opportunities with existing brick and mortar customers, as well as expanding with e-commerce customers. The e-commerce channel accounted for 21% of sales in 2021, up from only 2% at the end of 2010.
●	Drive margin expansion. Margin expansion remains a key pillar of our value creation focus. We believe our BPC strategy will support enhanced margins through growth in branded products, new product categories, and new channels. Headwinds from supply chain disruptions and inflationary pressures impacted operating margins in 2021 and the first half of 2022; however, we have recently adopted measures to offset these challenges, and expect to resume margin expansion in the back half of 2022 as these initiatives take hold.
●	Efficient capital deployment. We benefit from a capital-light business model allowing us to generate strong free cash flow conversion. We expect to utilize our strong free cash flow to re-invest in the core business and drive growth through existing brand development and new product category expansion. We will also look for selective bolt-on acquisition opportunities, over time, focused within the core kitchen and bath end markets. We plan to maintain a disciplined approach to capital deployment, with most material internal investments currently subject to a company-wide 20%+ expected return on capital hurdle rate.

●	Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months ended June 30, 2022 and 2021 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Six Months Ended June 30, 2022 and 2021

	For the Three Months Ended
	June 30,		Change
	2022	2021	Amount		Percentage
	USD	USD	USD		%
Revenues	$47,809,014	$42,490,358	$5,318,656		12.5
Cost of revenues	39,388,061	33,301,421	6,086,640		18.3
Gross profit	8,420,953	9,188,937	(767,984)		(8.4)
Selling and distribution expenses	4,362,707	4,088,739	273,968		6.7
General and administrative expenses	2,093,162	1,623,917	469,245		28.9
Research and development expenses	235,735	155,356	80,379		51.7
Income from operations	1,729,349	3,320,925	(1,591,576)		(47.9)
Operating margins	3.6%	7.8%	(420)	bps
Total other income (expenses), net	(173,412)	(184,700)	11,288		6.1
Provision for income taxes	385,407	628,324	(242,917)		(38.7)
Net income	$1,170,530	$2,507,901	$(1,337,371)		(53.3)
Adjusted income from operations(1)	$1,752,908	$3,320,925	$(1,568,017)		(47.2)
Adjusted operating margins(1)	3.7%	7.8%	(410)	bps	—
Adjusted net income(1)	$1,189,848	$2,507,901	$(1,318,053)		(52.6)

	For the six months ended
	June 30,		Change
	2022	2021	Amount		Percentage
	USD	USD	USD		%
Revenues	$91,384,254	$78,866,047	$12,518,207		15.9
Cost of revenues	75,438,715	62,360,079	13,078,636		21.0
Gross profit	15,945,539	16,505,968	(560,429)		(3.4)
Selling and distribution expenses	9,040,059	8,029,209	1,010,850		12.6
General and administrative expenses	3,935,969	2,982,939	953,030		31.9
Research and development expenses	549,416	289,124	260,292		90.0
Income from operations	2,420,095	5,204,696	(2,784,601)		(53.5)
Operating margins	2.6%	6.6%	(400)	bps
Total other (expenses) income, net	(206,288)	1,348,430	(1,554,718)		(115.3)
Provision for income taxes	513,084	1,083,811	(570,727)		(52.7)
Net income	$1,700,723	$5,469,315	$(3,768,592)		(68.9)
Adjusted income from operations(1)	$2,675,966	$5,320,596	$(2,644,630)		(49.7)
Adjusted operating margins(1)	2.9%	6.7%	(380)	bps	—
Adjusted net income(1)	$1,910,357	$4,186,015	$(2,275,658)		(54.4)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues increased by $5.3 million, or 12.5%, to $47.8 million for the three ended June 30, 2022, from $42.5 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, our revenue increased by $12.5 million, or 15.9%, to $91.4 million from $78.9 million in the prior year period. The growth in our revenues in both periods was primarily attributable to strong growth in Sanitaryware and Other product categories, partially offset by declines in Bath Furniture. Revenue categories by product are summarized as follow:

	For the three months ended June 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$32,237,144	67.5	20,730,408	48.7	55.5
Bath Furniture	7,711,420	16.1	15,957,226	37.6	(51.7)
Other	7,860,450	16.4	5,802,723	13.7	35.5
Total	$47,809,014	100.0	$42,490,357	100.0	12.5

	For the six months ended June 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$60,416,339	66.1	43,535,821	55.2	38.8
Bath Furniture	17,827,232	19.6	27,439,887	34.8	(35.0)
Other	13,140,683	14.3	7,890,339	10.0	66.5
Total	$91,384,254	100.0	$78,866,047	100.0	15.9

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 67.5% and 66.1% of our total revenues for the three and six months ended June 30, 2022, respectively, compared to 48.7% and 55.2% for the comparable periods of 2021. Revenues generated from the sales of Sanitaryware increased by 55.5%f to $32.2 million and 38.8% to 60.4 million for the three and six months ended June 30, 2022, respectively, from $20.7 million and 43.5 million for the three and six months ended June 30, 2021. The increase in sales for this product line was primarily driven by continued strong demand in the both wholesale and retail channels.

Our revenues from bath furniture sales accounted for 16.1% and 19.6% of our total revenue for the three and six months ended June 30, 2022, respectively, compared to 37.6% and 34.8% for the comparable period of 2021. Bath Furniture sales decreased by 51.7% to $7.7 million and 35.0% to 17.8 million for the three and six months ended June 30, 2022, respectively, from $16.0 million and 27.4 million for the three and six months ended June 30, 2021. We experienced some order delays as certain customers had to push out orders into the second half of 2022 due to warehousing and supply chain issues. This is a timing issue that we believe is temporary, and we remain encouraged by the broader trends in our bath furniture business and expect improved results in incoming quarters.

The revenues from sales of other products (shower systems and custom kitchen cabinetry) increased by 35.5% to $7.9 million and 66.5% to 13.1 million for the three and six months ended June 30, 2022, respectively, from $5.8 million and 7.9 million for the three and six months ended June 30, 2021. The increase was primarily driven by volume growth resulting from continued strength in sales of the shower systems and customized kitchen cabinetry.

Revenue Categories by Geographic Location

We derive our revenues from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the three months ended June 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
United States	$29,645,440	62.0	29,216,039	68.8	1.5
Canada	13,597,568	28.4	8,960,495	21.0	51.8
Europe	4,566,006	9.6	4,313,823	10.2	5.8
Total	$47,809,014	100.0	$42,490,357	100.0	12.5

	For the six months ended June 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
United States	$56,998,636	62.4	51,297,861	65.0	11.1
Canada	25,893,570	28.3	18,518,691	23.5	39.8
Europe	8,492,048	9.3	9,049,495	11.5	(6.2)
Total	$91,384,254	100.0	$78,866,047	100.0	15.9

We generated the majority of our revenues in the United States market, which amounted to $29.6 million and 57.0 million for the three and six months ended June 30, 2022, respectively, compared to $29.2 million and 51.3 million for the three and six months ended June 30, 2021, representing a 1.5% and 11.1% increase. These revenues accounted for 62.0%, 62.4% and 68.8%, 65% of our total revenues for the three and six months ended June 30, 2022 and 2021, respectively. The increased in the U.S. market was primarily driven by strong demand in the pro channel on our Sanitary category along with improving demand in the R&R markets.

Our second largest market is Canada. Our revenues generated in the Canadian market were $13.6 million and $25.9 million for the three and six months ended June 30, 2022, respectively, compared to 9.0 million and 18.5 million for the three and six months ended June 30, 2021, representing a 51.8% and 39.8% increase. The increase was primarily driven by strong demand in both retail and wholesale markets, as compared to delayed shipments during the corresponding period last year.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $4.6 million and $8.5 million for the three and six months ended June 30, 2022, respectively, compared to $ 4.3 million and 9.0 million for the three and six months ended June 30, 2021, representing a 5.8% increase and a 6.2% decrease. The decrease in first quarter was attributed the impact of global supply chain interruptions, but started recovering in second quarter.

Gross Profit

Our gross profit decreased by $0.8 million, or 8.4%, to $8.4 million for the three months ended June 30, 2022, from $9.2 million for the three months ended June 30, 2021. Our gross profit decreased by $0.6 million, or 3.4%, to $15.9 million for the six months ended June 30, 2022, from $16.5 million for the six months ended June 30, 2021. The decrease in gross profit was due to supply chain disruptions and elevated freight costs that was partially offset by solid revenue growth.

Gross profit as a percentage of our sales decreased across all of our product lines to 17.6% and 17.5% for the three and six months ended June 30, 2022, as compared to 21.6% and 20.9% for the three and six months ended June 30, 2021. The reduction in our gross margin percentage is primarily attributable to the impact of higher raw materials and higher freight charges associated with recent global supply chain issues. While gross profit margin was down year-over-year, it was up from the first quarter of 2022, as we continue to make progress offsetting the elevated costs through price increases and other cost reduction efforts.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $0.3 million, or 6.7%, to $4.4 million for the three months ended June 30, 2022, from $4.1 million for the three months ended June 30, 2021, respectively, an increased by $1.0 million, or 12.6%, to $9.0 million for the six months ended June 30, 2022, from $8.0 million for the six months ended June 30, 2021, respectively. The increase in selling and distribution expenses was a result of the growth in our sales, which led to an increase in commission, product display, logistics and warehouse costs. In addition, business sales activities are gradually returning to pre-COVID-19 levels, which led to increases in marketing, trade shows and travel costs.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.5 million, or 28.9%, to $2.1 million for the three months ended June 30, 2022,from 1.6 million for the three months ended June 30, 2021, an increased by 1.0 million, or 31.9%, to 4.0 million for the six months ended June 30,2022, from 3.0 million for the six months ended June 30,2021,respectively. The increase was primarily attributable to incremental public company costs and a one-time IPO bonus.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of income and comprehensive income.

Other Income (Expenses)

Other expenses decreased by approximately $11,000 or 6.1%, to $173,000 for the three months ended June 30, 2022, from $184,000 for the three months ended June 30, 2021. This increase was the result of lower interest income, higher interest expenses, partially offset by favorable exchange rate differences.

Other income (expenses) decreased by $1.6 million, or (115.3)%, to $(0.2) million for the six months ended June 30, 2022, from $1.4 million of income for the six months ended June 30, 2021. This decrease was the result of one-time income recognized in the first half of 2021 upon the forgiveness of the PPP loan .

Provision for Income Taxes

We recorded income tax expense of $0.4 million for the three months ended June 30, 2022, and $0.6 million for the three months ended June 30, 2021. The decrease resulted from the decrease in our reported income before taxes of $1.6 million, or 50.4%.

We recorded income tax expense of $0.5 million for the six months ended June 30, 2022, and $1.1 million for the six months ended June 30, 2021. The decrease resulted from the decrease in our reported income before taxes of $4.3 million, or 66.2%.

Net Income

Our net income decreased by $1.3 million, or 53.3%, to $1.2 million for the three months ended June 30, 2022, from $2.5 million for the three months ended June 30, 2021, and decreased by $3.8 million, or 68.9%, to $1.7 million for the six months ended June 30, 2022, from $5.5 million for the six months ended June 30, 2021, respectively. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $3.1 million and $3.9 million, respectively. We had working capital of $15.7 million as of June 30, 2022 compared to $1.4 million as of December 31, 2021. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of ordinary shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations well into the foreseeable future. However, we may need additional cash resources in the future if we experience changes in business conditions or other developments, such as rising interest rates, inflation and increased costs, and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. For example, from time to time we may provide loans or other operational support to Foremost to assist Foremost in capital expenditures or other efforts related to the manufacturing services that Foremost provides to us, which could limit the assets available for other corporate purposes or require additional resources. If it is determined that the cash requirements exceed our amount of cash on hand, we may seek to issue debt or equity securities, and there can be no assurances that additional financing will be available on acceptable term, if at all.

As of June 30, 2022, our total debt is represented by a credit facility with East West Bank.

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

however, East West Bank provided a waiver for such non-compliance. . As of June 30, 2022, FGI Industries was in compliance with this financial covenant.

The loan bears interest at a rate per annum equal to 0.25 percentage points above the Prime Rate as quoted by the Wall Street Journal. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of June 30, 2022 and December 31, 2021 was 4.75% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $14,690,048 and $14,657,280 as of June 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes the key components of our cash flows for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021
	USD	USD
Net cash provided by (used in) operating activities	$(12,990,336)	$629,772
Net cash used in investing activities	(42,752)	(1,751)
Net cash provided by (used in) financing activities	12,403,568	(1,072,328)
Effect of exchange rate fluctuation on cash	(128,071)	226,359
Net changes in cash	(757,591)	(217,948)
Cash, beginning of period	3,883,896	4,018,558
Cash, end of period	$3,126,305	$3,800,610

Operating Activities

Net cash provided by (used in) operating activities was approximately $13.0 million for the six months ended June 30, 2022 and was primarily attributable to a decrease in accounts payable of approximately $10.8 million, an increase in prepayments and other receivables - related parties of approximately $5.3 million, an increase in prepayments and other current assets of approximately $1.5 million, a decrease in accrued expenses and other current liabilities of approximately $1.0 million, a decrease in operating lease liabilities of approximately $0.6 million, a decrease in income taxes payable of approximately $0.3 million, and an increase in other noncurrent assets of approximately $0.1 million, which were partially offset by a decrease in inventories of approximately $2.6 million, a decrease in accounts receivable of approximately $1.8 million, and net income for the quarter of approximately $1.7 million, a decrease in right-of-used assets of approximately $ 0.6 million, and plus various non-cash items of approximately $0.1 million.

Net cash provided by operating activities was approximately $0.6 million for the six-month period ended June 30, 2021 and was primarily attributable to net income generated for the period of approximately $5.5 million, plus various non-cash items of approximately $2.1 million, an increase in accounts payable of approximately $0.4 million, an increase in accounts payable – related parties of approximately $0.8 million, an increase in accrued expenses and other current liabilities of approximately $1.6 million, which was partially offset by an increase in accounts receivable of approximately $1.9 million, an increase in inventory of approximately $4.4 million and an increase in other noncurrent assets of approximately $3.8 million.

Investing Activities

Net cash provided by (used in) investing activities was less than $0.1 million for each of the six months ended June 30, 2022 and 2021, which was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $12.4 million for the six months ended June 30, 2022, which primarily represents net proceeds from bank loans of less than $0.1 million and net proceeds from issuance of units in the IPO of $12.4 million.

Net cash provided by (used in) financing activities was approximately $1.1 million for the six months ended June 30, 2021, which represents net proceeds from bank loans of approximately $6.3 million and a net decrease in parent company investment of $7.4 million.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to less than $0.1 million for each of the six months ended June 30, 2022 and 2021. We do not expect to incur significant capital expenditures in the immediate future.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2022.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Income from operations	1,729,349	3,320,925	2,420,095	5,204,696
Adjustments:
Non-recurring IPO-related compensation	23,559		255,871	—
COVID one-time expenses			—	115,900
Adjusted income from operations	1,752,908	3,320,925	2,675,966	5,320,596
Revenue	47,809,014	42,490,357	91,384,254	78,866,047
Adjusted operating margins	3.7%	7.8%	2.9%	6.7%

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	1,170,530	2,507,901	1,700,723	5,469,315
Adjustments:
Non-recurring IPO-related compensation	23,559		255,871	—
Other income (PPP Loan)	—	—	—	(1,680,900)
COVID one-time expenses	—	—	—	115,900
Total	1,194,089	2,507,901	1,956,594	3,904,315
Tax impact of adjustment at 18% effective rate	(4,241)	—	(46,057)	281,700
Adjusted net income	1,189,848	2,507,901	1,910,537	4,186,015

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Huida Arbitration

On or about September 24, 2021, Huida filed a request for arbitration with FGI Industries in the Shenzhen Court of International Arbitration. In the arbitration, Huida seeks a determination that the terms of an exclusive distribution agreement between FGI Industries and Huida, dated October 20, 2000, are not unlimited in duration and should be amended or else terminable. The arbitration proceedings were scheduled to begin on March 30, 2022, but have been delayed due to the ongoing pandemic. The arbitration date has not yet been rescheduled. FGI Industries has retained Chinese counsel to pursue its interests in the pending arbitration.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 24, 2022, filed with the SEC on January 26, 2022 pursuant to Rule 424(b) of the Securities Act and our Post-Effective Amendment No.1 to Form S-1 filed on April 7, 2022.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.Exhibits.

Exhibit
Number	Description

10.1†	FGI Industries Ltd. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2022).

10.2†	Form of Performance Based Stock Unit Award.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

Dated: August 15, 2022

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)