Form 10-Q
period 2022-09-30
FGI Industries Ltd.
filed 2022-11-14
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number: 001-41207

FGI Industries Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1603252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

906 Murray Road

East Hanover, New Jersey 07936

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock on November 11, 2022 was 9,500,000.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$5,981,019	$3,883,896
Accounts receivable, net	18,182,819	26,350,650
Inventories, net	15,987,667	21,263,961
Prepayments and other current assets	2,647,841	1,546,623
Prepayments and other receivables – related parties	5,715,890	3,119,822
Total current assets	48,515,236	56,164,952

PROPERTY AND EQUIPMENT, NET	1,592,582	387,655

OTHER ASSETS
Intangible assets	—	42,683
Operating lease right-of-use assets, net	9,631,504	8,087,969
Deferred tax assets, net	1,369,937	1,478,589
Other noncurrent assets	2,333,399	2,989,012
Total other assets	13,334,840	12,598,253
Total assets	$63,442,658	$69,150,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$13,007,649	$14,657,280
Accounts payable	13,752,256	32,009,851
Accounts payable – related parties	614,633	—
Income tax payable	172,790	1,220,939
Operating lease liabilities – current	1,238,857	1,315,848
Accrued expenses and other current liabilities	4,017,469	5,512,438
Total current liabilities	32,803,654	54,716,356

OTHER LIABILITIES
Operating lease liabilities – noncurrent	8,491,300	6,884,794
Total liabilities	41,294,954	61,601,150

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 and 7,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021*)	950	700
Parent’s net investment	—	7,549,010
Additional paid-in capital	20,834,944	—
Retained earnings	2,972,865	—
Accumulated other comprehensive loss	(1,661,055)	—
Total shareholders’ equity	22,147,704	7,549,710
Total liabilities and shareholders’ equity	$63,442,658	$69,150,860
*	Shares and per share data are presented on a retroactive basis to reflect the reorganization on January 27, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
REVENUES	$38,544,062	$50,886,390	$129,928,316	$129,752,437

COST OF REVENUES	30,503,452	42,757,388	105,942,167	105,117,467

GROSS PROFIT	8,040,610	8,129,002	23,986,149	24,634,970

OPERATING EXPENSES
Selling and distribution	4,268,355	4,606,648	13,308,414	12,635,857
General and administrative	1,865,325	1,517,753	5,801,294	4,500,692
Research and development	238,638	197,032	788,054	486,156
Total operating expenses	6,372,318	6,321,433	19,897,762	17,622,705

INCOME FROM OPERATIONS	1,668,292	1,807,569	4,088,387	7,012,265

OTHER INCOME (EXPENSES)
Interest income	306	(68)	439	10,710
Interest expense	(159,033)	(120,560)	(398,225)	(287,855)
Other income (loss), net	71,750	(59,393)	104,521	1,445,554
Total other (expenses) income, net	(86,977)	(180,021)	(293,265)	1,168,409

INCOME BEFORE INCOME TAXES	1,581,315	1,627,548	3,795,122	8,180,674

PROVISION FOR INCOME TAXES
Current	254,917	256,077	724,716	1,089,607
Deferred	54,256	(24,343)	97,541	225,938
Total provision for income taxes	309,173	231,734	822,257	1,315,545

NET INCOME	1,272,142	1,395,814	2,972,865	6,865,129

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(879,727)	(354,891)	(1,006,323)	(29,655)

COMPREHENSIVE INCOME	$392,415	$1,040,923	$1,966,542	$6,835,474

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic*	9,500,000	7,000,000	9,280,220	7,000,000
Diluted*	9,508,750	7,000,000	9,285,701	7,000,000

EARNINGS PER SHARE
Basic*	$0.13	$0.20	$0.32	$0.98
Diluted*	$0.13	$0.20	$0.32	$0.98
*	Shares and per share data are presented on a retroactive basis to reflect the reorganization on January 27, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (PARENT’S NET INVESTMENT)

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Income	Total
Balance at December 31, 2020	—	—	—	—	—	$1,531,696	—	—	$1,531,696
Net income	—	—	—	—	—	2,961,414	—	—	2,961,414
Net distribution to Parent	—	—	—	—	—	(1,321,028)	—	—	(1,321,028)
Foreign currency translation adjustments	—	—	—	—	—	(401)	—	—	(401)
Balance at March 31, 2021 (Unaudited)	—	—	—	—	—	3,171,681	—	—	3,171,681
Net income	—	—	—	—	—	2,507,901	—	—	2,507,901
Net distribution to Parent	—	—	—	—	—	(6,109,488)	—	—	(6,109,488)
Foreign currency translation adjustments	—	—	—	—	—	325,637	—	—	325,637
Balance at June 30, 2021 (Unaudited)	—	—	—	—	—	(104,269)	—	—	(104,269)
Net income	—	—	—	—	—	1,395,814	—	—	1,395,814
Net distribution to Parent	—	—	—	—	—	1,880,367	—	—	1,880,367
Foreign currency translation adjustments	—	—	—	—	—	(354,891)	—	—	(354,891)
Balance at September 30, 2021 (Unaudited)	—	—	—	—	—	$2,817,021	—	—	$2,817,021

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Income	Total
Balance at December 31, 2021	—	—	7,000,000	$700	$—	$7,549,010	$—	$—	$7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	8,203,742	(7,549,010)	—	(654,732)	—
Share-Based compensation	—	—	—	—	39,812	—	—	—	39,812
Issuance of ordinary shares upon Initial Public Offering (“IPO”)	—	—	2,500,000	250	12,370,550	—	—	—	12,370,800
Net income	—	—	—	—	—	—	530,193	—	530,193
Foreign currency translation adjustments	—	—	—	—	—	—	—	(57,180)	(57,180)
Balance at March 31, 2022 (Unaudited)	—	—	9,500,000	950	20,614,104	—	530,193	(711,912)	20,433,335
Share-Based compensation	—	—	—	—	104,920	—	—	—	104,920
Net income	—	—	—	—	—	—	1,170,530	—	1,170,530
Foreign currency translation adjustments	—	—	—	—	—	—	—	(69,416)	(69,416)
Balance at June 30, 2022 (Unaudited)	—	—	9,500,000	950	20,719,024	—	1,700,723	(781,328)	21,639,369
Share-Based compensation	—	—	—	—	115,920	—	—	—	115,920
Net income	—	—	—	—	—	—	1,272,142	—	1,272,142
Foreign currency translation adjustments	—	—	—	—	—	—	—	(879,727)	(879,727)
Balance at September 30, 2022 (Unaudited)	—	—	9,500,000	$950	$20,834,944	$—	$2,972,865	$(1,661,055)	$22,147,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,972,865	$6,865,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	182,404	213,281
Share-based compensation	260,652	—
Provision for doubtful accounts	102,842	35,200
(Reversal of) provision of defective return	(1,456,022)	2,133,028
Foreign exchange transaction loss	(58,901)	289,406
Adjustment for Right-of-use assets	(2,552,649)	—
Gain on Forgiveness of PPP loan	—	(1,680,900)
Deferred income taxes	108,653	226,356
Loss on disposal of property and equipment	—	(3,000)
Changes in operating assets and liabilities
Accounts receivable	9,521,011	(10,444,327)
Inventories	5,276,294	(10,695,034)
Prepayments and other current assets	146,324	(500,787)
Prepayments and other receivables – related parties	(3,895,562)	(13,736)
Other noncurrent assets	655,614	(3,316,292)
Income taxes	(1,048,150)	621,442
Right-of-use assets	1,009,115	910,468
Accounts payable	(18,257,595)	14,070,256
Accounts payable-related parties	614,633	140,208
Operating lease liabilities	1,529,515	(934,063)
Accrued expenses and other current liabilities	(1,443,014)	2,944,807
Net cash provided by (used in) operating activities	(6,331,971)	861,442

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	400	3,000
Purchase of property and equipment	(55,450)	(13,261)
Prepayment for purchase of building and sub-lease of land	(1,295,924)	—
Net cash used in investing activities	(1,350,974)	(10,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	(1,649,631)	4,198,817
Net proceeds from issuance of ordinary shares in IPO	12,370,800	—
Net changes in parent company investment	—	(5,550,149)
Net cash provided by (used in) financing activities	10,721,169	(1,351,332)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(941,101)	(318,011)

NET CHANGES IN CASH	2,097,123	(818,162)
CASH, BEGINNING OF PERIOD	3,883,896	4,018,558
CASH, END OF PERIOD	$5,981,019	$3,200,396

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	(395,987)	(285,344)
Cash paid during the period for income taxes	(1,755,531)	(470,111)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net changes in parent company investment	—	(5,550,149)

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

Immediately before and after the proposed Reorganization, each of the Company, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and remains ultimately controlled by Foremost. As such, the accompanying unaudited condensed consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business (excluded otherwise) before the Reorganization. The unaudited condensed consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect during the entirety of the nine months ended September 30, 2022 and 2021. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand-alone basis during the periods presented before the completion of the Reorganization.

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the three and nine months ended September 30, 2022 and 2021, respectively. In accordance with SAB Topic 5.z.7, the Company retroactively reflected the Reorganization in its unaudited condensed consolidated financial statements since the spin-off transaction occurred prior to effectiveness of the registration statement.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues	$10,081,416	$8,953,237	$30,743,753	$42,534,691
Cost of revenues	(8,653,083)	(7,756,254)	(25,201,282)	(36,495,493)
Gross profit	1,428,333	1,196,983	5,542,471	6,039,198
Selling and distribution expenses	(1,187,198)	(1,293,023)	(3,509,028)	(3,620,940)
General and administrative expenses	(38,403)	(375,742)	(281,532)	(1,144,992)
Research and development expenses	(59,228)	(130,824)	(219,331)	(444,771)
Income (loss) from operations	$143,504	$(602,606)	$1,532,580	$828,495

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for the three and nine months ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues	$474,213	$34,385,099	$25,022,959	$84,095,512
Cost of revenues	(398,768)	(31,565,859)	(22,853,884)	(74,694,183)
Gross profit	75,445	2,819,240	2,169,075	9,401,329
Selling and distribution expenses	(15,687)	(287,315)	(522,321)	(1,261,384)
General and administrative expenses	(137,987)	(308,657)	(424,861)	(913,683)
Research and development expenses	(11,893)	(18,978)	(27,080)	(73,782)
Income (loss) from operations	$(90,122)	$2,204,290	$1,194,813	$7,152,480

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of September 30, 2022, the Company had approximately $6.0 million in cash which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. The current credit facility is expired in December 2022, but expect to be renewed by end of November, please refer to footnote 8 – Short-term loans.

If the Company is unable to realize its assets within the normal operating cycle of a twelve (12) month period, the Company may have to consider supplementing its available sources of funds through the following sources:

• other available sources of financing from other banks and financial institutions; and

● financial support from the Company’s shareholders.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due over the next twelve (12) months.

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.0928 and 6.3762 as of September 30, 2022 and December 31, 2021, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.7811, 6.5595 and 6.4611, 6.4683 for the three and nine months ended September 30, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3690 and 1.2697 as of September 30, 2022 and December 31, 2021, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2697 and 1.2296 for the three months ended September 30, 2022 and 2021, respectively, and 1.2697 and 1.2494 for the nine months ended September 30, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.0274 and 0.8815 as of September 30, 2022 and December 31, 2021, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9770, 0.9302 and 0.8428, 0.8317 for the three and nine months ended September 30, 2022 and 2021, respectively.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2022 and December 31, 2021, no impairment of long-lived assets was recognized.

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

The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues by product line
Sanitaryware	$25,490,296	$31,134,952	$84,564,251	$74,670,773
Bath Furniture	5,607,990	15,120,309	23,397,263	42,560,196
Others	7,445,776	4,631,129	21,966,802	12,521,468
Total	$38,544,062	$50,886,390	$129,928,316	$129,752,437

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues by geographic location
United States	$23,866,921	$29,572,606	$80,865,556	$80,870,467
Canada	9,494,803	16,658,588	35,388,374	35,177,279
Europe	4,849,551	4,655,196	13,341,599	13,704,691
Rest of World	332,787	—	332,787	—
Total	$38,544,062	$50,886,390	$129,928,316	$129,752,437

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

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
Accounts receivable	$20,299,202	$29,820,213
Allowance for doubtful accounts	(280,304)	(177,462)
Accrued defective return and discount	(1,836,079)	(3,292,101)
Accounts receivable, net	$18,182,819	$26,350,650

Movements of allowance for doubtful accounts are as follows:

	For the Nine Months Ended	For the Years Ended
	September 30,	December 31,
	2022	2021
	USD	USD
Beginning balance	$177,462	$146,637
Addition	102,842	30,825
Ending balance	$280,304	$177,462

Movements of accrued defective return and discount accounts are as follows:

	For the Nine Months Ended	For the Years Ended
	September 30,	December 31,
	2022	2021
	USD	USD
Beginning balance	$3,292,101	$1,218,110
Addition (Provision)	(1,456,022)	2,073,991
Ending balance	$1,836,079	$3,292,101

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
Finished product	$16,570,807	$21,808,119
Reserves for slow-moving inventories	(583,140)	(544,158)
Inventories, net	$15,987,667	$21,263,961

Movements of inventory reserves are as follows:

	For the Nine Months Ended	For the Years Ended
	September 30,	December 31,
	2022	2021
	USD	USD
Beginning balance	$544,158	$595,425
Addition (Reversal)	38,982	(51,267)
Ending balance	$583,140	$544,158

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
Prepayments	$1,937,055	$1,366,782
Others	710,786	179,841
Total prepayments and other assets	$2,647,841	$1,546,623

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
Leasehold Improvements	$1,034,784	$1,043,187
Machinery and equipment	2,222,135	2,240,263
Furniture and fixtures	506,849	501,619
Vehicles	147,912	178,824
Molds	26,377	26,377
Prepayment for purchase of building and sub-lease of land	1,295,924	—
Subtotal	5,233,981	3,990,270
Less: accumulated depreciation	(3,641,399)	(3,602,615)
Total	$1,592,582	$387,655

Depreciation expense for the nine months ended September 30, 2022, and 2021 amounted to $139,721 and $149,256, respectively, which were included in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of September 30, 2022, the Company’s leases have remaining lease terms up to 6.6 years. Total unamortized cost of leases as of September 30, 2022, and December 31, 2021 amounted to $10,851,359 and $9,137,045, respectively.

For the nine months ended September 30, 2022 and 2021, the total lease expenses paid was $1,239,911 and $1,226,012, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
Operating lease right-of-use assets	$9,631,504	$8,087,969
Operating lease liabilities – current	$1,238,857	$1,315,848
Operating lease liabilities – noncurrent	8,491,300	6,884,794
Total operating lease liabilities	$9,730,157	$8,200,642

Information relating to the lease term and discount rate are as follows:

	As of	As of
	September 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	5.3 years	5.4 years
Weighted-average discount rate
Operating leases	4.7%	4.7%

As of September 30, 2022, the maturities of operating lease liabilities were as follows:

For the 12 months ending September 30,
2023	$1,924,908
2024	1,973,586
2025	1,790,474
2026	1,687,585
2027	1,738,052
Thereafter	2,076,697
Total lease payments	11,191,302
Less: imputed interest	(1,461,145)
Present value of lease liabilities	$9,730,157

Note 8 — Short-term loans

Bank loan

FGI Industries (formerly named Foremost Groups, Inc.) has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. For the year ended December 31, 2018 and through September 30, 2019, the Credit Agreement allowed for borrowings up to $25,000,000, which previously included a discretionary loan in the amount of $3,000,000 that could only be drawn upon under certain circumstances as described in the Credit Agreement. The discretionary line expired on September 30, 2019. The non-discretionary line of credit was renewed through September 23, 2020 and maximum borrowings were decreased to $22,000,000. On August 13, 2020, the line of credit was renewed with an extended maturity date of September 23, 2022, and maximum borrowings were further decreased to $18,000,000. On September 8, 2022, the line was extended again, with a new maturity date of December 21, 2022.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization, divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of September 30, 2022, FGI Industries was in compliance with this financial covenant. Furthermore, we are currently renewing our borrowing facility with East West bank with an estimated borrowing base of $18,000,000 for two years until December 2024. This agreement is expected to be fully executed by the end of November 2022.

The loan bears interest at a rate per annum equal to 0.25 percentage points above the Prime Rate quoted by the Wall Street Journal. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of September 30, 2022, and December 31, 2021 was 6.50% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $13,007,649 and $14,657,280 as of September 30, 2022 and December 31, 2021, respectively.

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

For the purposes of covering any over-allotments in connection with the distribution and sale of the Units, the Company granted a 45-day option to the underwriters to purchase (the “Over-allotment Option”), in the aggregate, up to 375,000 ordinary shares (the “Option Shares”) and Warrants to purchase up to 375,000 ordinary shares (the “Option Warrants”), which was exercisable in any combination of Option Shares and/or Option Warrants at the per Share purchase price and/or the per Warrant purchase price, respectively. On January 25, 2022, the underwriters exercised in full their option to purchase up to an additional 375,000 Warrants at the price of $0.01 per Option Warrant. Management determined that these Warrants meet the definition of a derivative under ASC 815-40; however, they fall under the scope exception, which states that contracts issued that both a) indexed to its own stock; and b) classified in shareholders' equity are not considered derivatives. The Warrants were recorded at their fair value on the date of grant as a component of equity.

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

The Company believes the options or awards granted contain an explicit service condition and/or performance condition. Under ASC 718-10-55-76, if the vesting (or exercisability) of an award is based on the satisfaction of both a service and performance condition, the entity must initially determine which outcomes are probable and recognize the compensation cost over the longer of the explicit or implicit service period. Because an initial public offering generally is not considered to be probable until the initial public offering is effective, no compensation cost was recognized until the IPO occurred.

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted shares to certain officers, directors and employees under the 2021 Equity Plan. These awards will vest on each anniversary over three years following the closing of the IPO.

On March 24, 2022, the board of directors approved the issuance of 98,747 stock options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

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

On May 11, 2022, the board of directors approved the issuance of 184,627 stock options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to the Company’s certain officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these options are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

On May 11, 2022, the board of directors approved the issuance of 87,611 restricted shares under the 2021 Equity Plan to the Company’s certain officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

On May 17, 2022, the board of directors approved the issuance of 16,363 restricted shares to our non-employee directors under the 2021 Equity Plan. These awards are subjected to performance conditions and will vest on December 31, 2024.

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

Employees

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining
	Number of	Exercise	Fair	Contractual
	Options	Price	Value	Term
		US$ per	US$ per
		option	option	Years
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Share options outstanding at December 31, 2021	—	—	—	—
Granted	380,745	2.54	1.19	10.00
Share options outstanding at September 30, 2022	380,745	2.54	1.19	9.60
Vested and exercisable at September 30, 2022	—	—	—	—

For the nine months ended September 30, 2022 and 2021, the total fair value of options awarded was $454,373 and $0, respectively.

Fair value of options

The Company used the Black-Scholes simplified method for the nine months ended September 30, 2022. The assumptions used to value the options granted to employees were as follows:

For the nine months ended
September 30,
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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the nine months ended
	September 30,
	2022	2021
	US$	US$
	(Unaudited)	(Unaudited)
Selling and marketing expenses	77,447	—
General and administrative expenses	183,205	—
Total share-based compensation expenses	260,652	—

As of September 30, 2022, there was $1,162,794 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.45 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	USD	USD	USD	USD
Income components
United States	$370,822	$(774,534)	$461,022	$262,433
Outside United States	1,210,493	2,402,082	3,334,100	7,918,241
Total pre-tax income	$1,581,315	$1,627,548	$3,795,122	$8,180,674
Provision for income taxes
Current
Federal	$9,563	$—	$25,850	$—
State	840	(11,111)	8,916	(3,274)
Foreign	244,514	267,188	689,950	1,092,881
	254,917	256,077	724,716	1,089,607
Deferred
Federal	38,456	8,839	69,077	250,606
State	12,241	(33,182)	24,905	(24,668)
Foreign	3,559	—	3,559	—
	54,256	(24,343)	97,541	225,938
Total provision for income taxes	$309,173	$231,734	$822,257	$1,315,545

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	0.6	(0.1)
Foreign operations	(0.2)	(7.0)
Permanent items	0.2	(4.2)
Deferred rate changes	—	—
Foreign dividends and earnings taxable in the United States	—	2.1
Others	0.1	4.3
Effective tax rate	21.7%	16.1%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	September 30, 2022	December 31, 2021
	USD	USD
Deferred tax assets
Allowance for doubtful accounts	$70,078	$44,368
Other reserve	148,013	144,794
Accrued expenses	107,597	134,576
Lease liability	1,572,608	1,749,430
Charitable contributions	8,565	8,565
Business interest limitation	405,255	385,084
Net operating loss – federal	530,302	633,700
Net operating loss – state	103,379	128,569
Other	45,499	60,171
Total deferred tax assets	2,991,296	3,289,257
Less: valuation allowance	—	—
Net deferred tax assets	2,991,296	3,289,257
Deferred tax liabilities
Fixed assets	1,621,359	1,799,996
Intangibles	—	10,672
Total deferred tax liabilities	1,621,359	1,810,668
Deferred tax assets, net of deferred tax liabilities	$1,369,937	$1,478,589

The deferred tax assets related to the Company’s net operating losses of $4,212,179 and $5,150,646 for September 30, 2022 and December 31, 2021. The Federal Net Operating losses have no expiration date.

Note 12 — Related party transactions and balances

Prepayments — related parties

		Nature of	September 30,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	$—	$415,098
Focal Capital Holding Limited	An entity under common control	Purchase	$6,980,903	$2,670,243
			$6,980,903	$3,085,341

Accounts Payables — related parties

		Nature of	September 30,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	$(614,633)	$—
			$(614,633)	$—

Other Payables — related parties

		Nature of	September 30,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Foremost Xingye Business Consultancy (Shenzhen) Co., Ltd.	An entity under common control	Miscellaneous expenses	$—	$34,481
Foremost Home Inc.	An entity under common control	Miscellaneous expenses	$(925,106)	$—
Foremost Worldwide Co.,Ltd	An entity under common control	Miscellaneous expenses	$(339,907)	$—
			(1,265,013)	34,481

Property purchase — related party

In July 2022, FGI entered into a property purchase agreement with a related party to purchase building and sub-lease of land for the aggregated amount of approximately $1.97 million. As of September 30, 2022, FGI has remitted approximately $1.3 million, and remitted the remaining balance in October 2022. The balance of prepayment for sub-lease of land, in the amount of $1.3 million, was included in property and equipment, net on the Company's unaudited condensed consolidated balance sheet as of September 30, 2022 (see Note 6).

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.75% of the voting control of Foremost, the Company’s majority shareholder and guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 73,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2022, a cash balance of CAD 5,904,584 (USD 4,313,063) was maintained at financial institutions in Canada, of which CAD 5,804,584 (USD 4,240,017) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 95,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2022, an aggregated cash balance of USD 1,412,605 was maintained at financial institutions in Taiwan, of which USD 1,223,658 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended September 30, 2022, two customers accounted for 23.8% and 19.2% of the Company’s total revenues, respectively. For the three months ended September 30, 2021, three customers accounted for 19.9%, 15.0% and 10.4% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the three months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022, two customers accounted for 22.1% and 21.1% of the Company’s total revenues, respectively. For the nine months ended September 30, 2021, three customers accounted for 24.7%,

14.0% and 12.0% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, three customers accounted for 30.6%, 14.6% and 12.6% of the total balance of accounts receivable, respectively. As of December 31, 2021, four customers accounted for 22.4%, 14.0%, 13.1% and 12.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2022 and December 31, 2021.

Vendor concentration risk

For the three months ended September 30, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 49.9% of the Company’s total purchases. For the three months ended September 30, 2021, Huida accounted for 44.2% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 51.4% of the Company’s total purchases. For the nine months ended September 30, 2021, Huida accounted for 40.8% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, Huida accounted for 72.4% of the total balance of accounts payable. As of December 31, 2021, Huida accounted for 66.1% of the total balance of accounts payable. No other supplier accounts for more than 10% of the Company’s accounts payable as of September 30, 2022 and December 31, 2021.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended September 30, 2022 and 2021 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Nine Months Ended September 30, 2022 and 2021

	For the Three Months Ended
	September 30,		Change
	2022	2021	Amount		Percentage
	USD	USD	USD		%
Revenues	$38,544,062	$50,886,390	$(12,342,328)		(24.3)
Cost of revenues	30,503,452	42,757,388	(12,253,936)		(28.7)
Gross profit	8,040,610	8,129,002	(88,392)		(1.1)
Selling and distribution expenses	4,268,355	4,606,648	(338,293)		(7.3)
General and administrative expenses	1,865,325	1,517,753	347,572		22.9
Research and development expenses	238,638	197,032	41,606		21.1
Income from operations	1,668,292	1,807,569	(139,277)		(7.7)
Operating margins	4.3%	3.6%	70	bps
Total other expenses, net	(86,977)	(180,021)	93,044		51.7
Provision for income taxes	309,173	231,734	77,439		33.4
Net income	$1,272,142	$1,395,814	$(123,672)		(8.9)
Adjusted income from operations(1)	$1,668,292	$1,807,569	$(139,277)		(7.7)
Adjusted operating margins(1)	4.3%	3.6%	70	bps	—
Adjusted net income(1)	$1,272,142	$1,395,814	$(123,672)		(8.9)

	For the nine months ended
	September 30,		Change
	2022	2021	Amount		Percentage
	USD	USD	USD		%
Revenues	$129,928,316	$129,752,437	$175,879		0.1
Cost of revenues	105,942,167	105,117,467	824,700		0.8
Gross profit	23,986,149	24,634,970	(648,821)		(2.6)
Selling and distribution expenses	13,308,414	12,635,857	672,557		5.3
General and administrative expenses	5,801,294	4,500,692	1,300,602		28.9
Research and development expenses	788,054	486,156	301,898		62.1
Income from operations	4,088,387	7,012,265	(2,923,878)		(41.7)
Operating margins	3.1%	5.4%	(230)	bps
Total other (expenses) income, net	(293,265)	1,168,409	(1,461,674)		(125.1)
Provision for income taxes	822,257	1,315,545	(493,288)		(37.5)
Net income	$2,972,865	$6,865,129	$(3,892,264)		(56.7)
Adjusted income from operations(1)	$4,344,258	$7,128,165	$(2,783,907)		(39.1)
Adjusted operating margins(1)	3.3%	5.5%	(220)	bps	—
Adjusted net income(1)	$3,182,679	$5,581,829	$(2,399,150)		(43.0)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues decreased by $12.3 million, or 24.3%, to $38.5 million for the three ended September 30, 2022, from $50.8 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, our revenue increased by $0.1 million, or 0.1%, to $129.9 million from $129.8 million in the prior year period. The decrease in our revenues was primarily by declines in Sanitaryware and Bath Furniture, partially offset by continued growth in Other categories (including shower systems and custom kitchen cabinetry).

Revenue categories by product are summarized as follow:

	For the three months ended September 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$25,490,296	66.2	$31,134,952	61.2	(18.1)
Bath Furniture	5,607,990	14.5	15,120,309	29.7	(62.9)
Other	7,445,776	19.3	4,631,129	9.1	60.8
Total	$38,544,062	100.0	$50,886,390	100.0	(24.3)

	For the nine months ended September 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$84,564,251	65.1	$74,670,773	57.5	13.2
Bath Furniture	23,397,263	18.0	42,560,196	32.8	(45.0)
Other	21,966,802	16.9	12,521,468	9.7	75.4
Total	$129,928,316	100.0	$129,752,437	100.0	0.1

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 66.2% and 65.1% of our total revenues for the three and nine months ended September 30, 2022, respectively, compared to 61.2% and 57.5% for the comparable periods of 2021. Revenues generated from the sales of Sanitaryware decreased by 18.1% to $25.5 million in the three months ended September 30, 2022, from $31.1 million in same period of 2021. The decrease in sales for this product line in the third quarter was primarily driven by volume weakness in the pro channel in the U.S. and Canada. The revenue decrease was also due in large part to inventory de-stocking, with end customer demand remaining relatively stable. For the nine months ended September 30, 2022, Sanitaryware revenues increased by 13.2% to $84.6 million from $74.7 million in the same period in 2021. The increase in sales for this product line was primarily driven by continued strong demand in the both wholesale and retail channels.

Our revenues from bath furniture sales accounted for 14.5% and 18.0% of our total revenue for the three and nine months ended September 30, 2022, respectively, compared to 29.7% and 32.8% for the comparable period of 2021. Bath Furniture sales decreased by 62.9% to $5.6 million for the three months ended September 30, 2022, compared to $15.1 million in the same period of 2021. For the nine months ended September 30, 2022, Bath Furniture sales decreased 45.0% to $23.4 million from $42.6 million in the same period of 2021. While order patterns were expected to begin to normalize in the back half of 2022, customers continue to de-stock in order to reduce channel inventory levels. While there are some signs of moderating consumer demand, the Company continues to expect a normalization in order patten in the coming quarters as inventory levels adjust.

The revenues from sales of other products (shower systems and custom kitchen cabinetry) increased by 60.8% to $7.4 million for the three months ended September 30, 2022, compared to $4.6 million in the same period of 2021. For the nine months ended September 30, 2022, sales of other products increased 75.4% to $22.0 million from $12.5 million in the same period of 2021. The increase was primarily driven by volume growth resulting from continued strength in sales of the shower systems and Covered Bridge custom-kitchen cabinetry businesses.

Revenue Categories by Geographic Location

We derive our revenues from the United States, Canada and Rest of World. Revenue categories by geographic location are summarized as follows:

	For the three months ended September 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
United States	$23,866,921	61.9	$29,572,606	58.1	(19.3)
Canada	9,494,803	24.6	16,658,588	32.7	(43.0)
Europe	4,849,551	12.6	4,655,196	9.2	4.2
Rest of World	332,787	0.9	—	—	—
Total	$38,544,062	100.0	$50,886,390	100.0	(24.3)

	For the nine months ended September 30,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
United States	$80,865,556	62.3	$80,870,467	62.3	(0.0)
Canada	35,388,374	27.2	35,177,279	27.1	0.6
Europe	13,341,599	10.3	13,704,691	10.6	(2.6)
Rest of World	332,787	0.2	—	—	—
Total	$129,928,316	100.0	$129,752,437	100.0	0.1

We generated the majority of our revenues in the United States market, which amounted to $23.9 million and $80.9 million for the three and nine months ended September 30, 2022, respectively, compared to $29.6 million and $80.9 million for the three and nine months ended September 30, 2021, representing a 19.3% decrease and 0 % increase for the three and nine months periods, respectively. These revenues accounted for 61.9% and 58.1% of our total revenues for the three months ended September 30, 2022 and 2021 and 62.3% and 62.3% of our total revenues for the nine months ended September 30, 2022 and 2021. The decreased in the U.S. market was primarily driven by volume weakness in the pro channel in our Sanitary category.

Our second largest market is Canada. Our revenues generated in the Canadian market were $9.5 million and $35.4 million for the three and nine months ended September 30, 2022, respectively, compared to $16.7 million and $35.2 million for the three and nine months ended September 30, 2021, representing a 43.0% decrease and 0.6 % increase for the three and nine months periods, respectively. The decrease was primarily driven by volume weakness in both retail and wholesale markets.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $4.8 million and $13.3 million for the three and nine months ended September 30, 2022, respectively, compared to $ 4.7 million and $13.7 million for the three and nine months ended September 30, 2021, representing a 4.2% increase and a 2.6% decrease for the three and nine months periods, respectively. The decrease in first nine months was attributable to the impact of global supply chain interruptions in the first quarter, and sales have begun recovering in subsequent quarters of 2022.

Gross Profit

Gross profit was $8.0 million during the third quarter of 2022, a decrease of 1.1% compared to the prior-year period, as volume weakness was offset by pricing gains, a more favorable mix, and lower freight costs. Gross profit margin improved to 20.9% during the third quarter of 2022, up 490 basis points from 16.0% in the prior-year period, as measures put in place to mitigate the recent margin headwinds benefitted results. The improvement in the Company’s gross margin percentage is primarily attributable to solid growth in higher margin products, such as shower systems and kitchen cabinetry, continued pricing gains, and a reduction in freight costs versus the elevated levels experienced last year. The Company expects the positive factors that drove the strong margin performance in the third quarter to remain in place, which combined with an expected rebound in the Bath Furniture segment, should enable the Company to drive additional gross margin gains over time.

Our gross profit decreased by $0.6 million, or 2.6%, to $24.0 million for the nine months ended September 30, 2022, from $24.6 million for the nine months ended September 30, 2021. The decrease in gross profit was due to supply chain disruptions and elevated freight costs that was partially offset by solid revenue growth.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses decreased by $0.3 million, or 7.3%, to $4.3 million for the three months ended September 30, 2022, from $4.6 million for the three months ended September 30, 2021, respectively. The decrease was a result of the lower sales in third quarter 2022 compared to prior-year period, which caused the decrease in commission, sales coop and shipping freight. Our selling and distribution expenses increased by $0.7 million, or 5.3%, to $13.3 million for the nine months ended September 30, 2022, from $12.6 million for the nine months ended September 30, 2021, respectively. The increase in selling and distribution expenses was a result of the growth in our sales, which led to an increase in commission, product display, logistics and warehouse costs. In addition, business sales activities are gradually returning to pre-COVID-19 levels, which led to increases in marketing, trade shows and travel costs.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.4 million, or 22.9%, to $1.9 million for the three months ended September 30, 2022, from $1.5 million for the three months ended September 30, 2021, and increased by $1.3 million, or 28.9%, to $5.8 million for the nine months ended September 30, 2022, from $4.5 million for the nine months ended September 30, 2021, respectively. The increase was primarily attributable to incremental public company costs and a one-time IPO bonus.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of income and comprehensive income.

Other Income (Expenses)

Other income (expenses) decreased by approximately $93,000 or (51.7)%, to $(87,000) for the three months ended September 30, 2022, from $(180,000) for the three months ended September 30, 2021. This decrease was the result of higher interest expenses, partially offset by favorable exchange rate differences.

Other income (expenses) decreased by $1.5 million, or (125.1)%, to $(0.3) million for the nine months ended September 30, 2022, from $1.2 million of income for the nine months ended September 30, 2021. This decrease was the result of one-time income recognized in 2021 upon the forgiveness of the PPP loan.

Provision for Income Taxes

We recorded income tax expense of $0.3 million for the three months ended September 30, 2022, and $0.2 million for the three months ended September 30, 2021. The increase resulted from mix provision from each tax territories.

We recorded income tax expense of $0.8 million for the nine months ended September 30, 2022, and $1.3 million for the nine months ended September 30, 2021. The decrease resulted from the decrease in our reported income before taxes.

Net Income

Our net income decreased by $0.1 million, or 8.9%, to $1.3 million for the three months ended September 30, 2022, from $1.4 million for the three months ended September 30, 2021, and decreased by $3.9 million, or 56.7%, to $3.0 million for the nine months ended September 30, 2022, from $6.9 million for the nine months ended September 30, 2021, respectively. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of September 30, 2022, and December 31, 2021, we had cash of $6.0 million and $3.9 million, respectively. We had working capital of $15.7 million as of September 30, 2022, compared to $1.4 million as of December 31, 2021. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of ordinary shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations well into the foreseeable future. However, we may need additional cash resources in the future if we experience changes in business conditions or other developments, such as rising interest rates, inflation and increased costs, and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. For example, from time to time we may provide loans or other operational support to Foremost to assist Foremost in capital expenditures or other efforts related to the manufacturing services that Foremost provides to us, which could limit the assets available for other corporate purposes or require additional resources. If it is determined that the cash requirements exceed our amount of cash on hand, we may seek to issue debt or equity securities, and there can be no assurances that additional financing will be available on acceptable term, if at all. The current credit facility is expired in December 2022, but expect to be renewed by end of November, please refer to financial footnote 8 – Short-term loans.

As of September 30, 2022, our total debt is represented by a credit facility with East West Bank.

East West Bank Credit Facility

Our wholly owned subsidiary, FGI Industries (formerly named Foremost Groups, Inc.), has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. For the year ended December 31, 2018 and through September 30, 2019, the Credit Agreement allowed for borrowings up to $25,000,000, which previously included a discretionary loan in the amount of $3,000,000 that could only be drawn upon under certain circumstances as described in the Credit Agreement. The discretionary line expired on September 30, 2019. The non-discretionary line of credit was renewed through September 23, 2020, and maximum borrowings were decreased to $22,000,000. On August 13, 2020, the line of credit was renewed with an extended maturity date of September 23, 2022, and maximum borrowings were further decreased to $18,000,000. On September 8, 2022, the line was extended again, with a new maturity date of December 21, 2022.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of September 30, 2022, FGI Industries was in compliance with this financial covenant.

The loan bears interest at a rate per annum equal to 0.25 percentage points above the Prime Rate as quoted by the Wall Street Journal. Under no circumstances will the interest rate on this loan be less than 3.250% per annum or more than the maximum rate allowed by applicable law. The interest rate as of September 30, 2022 and December 31, 2021 was 6.50% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $13,007,649 and $14,657,280 as of September 30, 2022, and December 31, 2021, respectively.

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

The following table summarizes the key components of our cash flows for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021
	USD	USD
Net cash provided by (used in) operating activities	$(6,331,971)	$861,442
Net cash used in investing activities	(1,350,974)	(10,261)
Net cash provided by (used in) financing activities	10,721,169	(1,351,332)
Effect of exchange rate fluctuation on cash	(941,101)	(318,011)
Net changes in cash	2,097,123	(818,162)
Cash, beginning of period	3,883,896	4,018,558
Cash, end of period	$5,981,019	$3,200,396

Operating Activities

Net cash provided by (used in) operating activities was approximately $6.3 million for the nine months ended September 30, 2022 and was primarily attributable to a decrease in accounts payable of approximately $18.3 million, an increase in prepayments and other receivables - related parties of approximately $3.9 million, various non-cash items of approximately $3.4 million, a decrease in accrued expenses and other current liabilities of approximately $1.4 million, and plus a decrease in income taxes payable of approximately $1.0 million, which were partially offset by a decrease in accounts receivable of approximately $9.5 million, a decrease in inventories of approximately $5.3 million, and net income for the quarter of approximately $3.0 million, an increase in operating lease liabilities of approximately $1.5 million, a decrease in right-of-used assets of approximately $1.0 million, a decrease in other noncurrent assets of approximately $0.7 million, an increase in accounts payables – related parties of approximately $0.6 million, a decrease in prepayments and other current assets of approximately $0.2 million.

Net cash provided by operating activities was approximately $0.9 million for the nine months period ended September 30, 2021 and was primarily attributable to net income generated for the period of approximately $6.9 million, plus various non-cash items of approximately $1.2 million, an increase in accounts payable of approximately $14.1 million, an increase in accounts payable — related parties of approximately $0.1 million, and an increase in accrued expenses and other current liabilities of approximately $2.9 million, which was partially offset by an increase in accounts receivable of approximately $10.4 million, an increase in inventory of approximately $10.7 million and an increase in other noncurrent assets of approximately $3.3 million.

Investing Activities

Net cash used in investing activities was $1.3 million and approximately $10,000 for the nine months ended September 30, 2022, and 2021, respectively. which was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $10.7 million for the nine months ended September 30, 2022, which primarily represents repayment of bank loans of $1.6 million and net proceeds from issuance of units in the IPO of $12.4 million.

Net cash used in financing activities was approximately $1.4 million for the nine months period ended September 30, 2021, which represents the net proceeds from bank loans of approximately $4.2 million and net decrease in parent company investment of $5.6 million

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to 1.4 million and ten thousands for the nine months ended September 30, 2022 and 2021, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2022.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from operations	$1,668,292	$1,807,569	$4,088,387	$7,012,265
Adjustments:
Non-recurring IPO-related compensation	—	—	255,871	—
COVID one-time expenses	—	—	—	115,900
Adjusted income from operations	1,668,292	1,807,569	4,344,258	7,128,165
Revenue	$38,554,062	$50,886,390	$129,928,316	$129,752,437
Adjusted operating margins	4.3%	3.6%	3.3%	5.5%

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$1,272,142	$1,395,814	$2,972,865	$6,865,129
Adjustments:
Non-recurring IPO-related compensation	—	—	255,871	—
Other income (PPP Loan)	—	—	—	(1,680,900)
COVID one-time expenses	—	—	—	115,900
Total	1,272,142	1,395,814	3,228,736	5,300,129
Tax impact of adjustment at 18% effective rate	—	—	(46,057)	281,700
Adjusted net income	$1,272,142	$1,395,814	$3,182,679	$5,581,829

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Huida Arbitration

As previously disclosed, FGI Industries Ltd. (the “Company”), has been involved in arbitration with Tangshan Huida Ceramic Group Co., Ltd (“Huida”), one of the Company’s largest suppliers. The arbitration, held in the Shenzhen Court of International Arbitration, related to that certain Agreement for Co-operations (the “Co-Operation Agreement”), dated October 20, 2000, by and between Huida and FGI Industries, Inc., our wholly owned subsidiary. Huida was seeking a determination that the terms of the Co-Operation Agreement were not unlimited in duration and should be amended or else terminable.

On September 28, 2022, the Company received notice that the arbitrator ruled that the Co-Operation Agreement was not unlimited in duration and is being terminated. There are no termination fees or penalties payable by the Company as a result of this termination, although the Company did pay certain arbitration fees of Huida.

Under the Co-Operation Agreement, so long as the Company met certain annual product placement volume requirements, (i) the Company had an exclusive right to distribute and resell in the United States and Canadian markets any products designed and created by Huida and for which Huida retained all intellectual property rights, and (ii) Huida was not permitted to manufacture or sell any products the Company designed or created, for which we retained all intellectual property rights, without the Company’s prior consent.

Huida remains a supplier of the Company’s sanitaryware products. The Company intends to work towards a new agreement with Huida that complies with the arbitrator’s findings, primarily a more limited duration to the length of the contract. However, there is no guarantee that an agreement can be reached on mutually agreeable terms.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K except as provided below.

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

We had been involved in arbitration with Huida regarding the scope and duration of the Huida Agreement. On September 28, 2022, the Company received notice that the arbitrator ruled that the Huida Agreement was not unlimited in duration and was being terminated. Huida remains a supplier of the Company’s sanitaryware products and the Company intends to work towards a new agreement with Huida that complies with the arbitrator’s findings. However, there is no guarantee that an agreement can be reached on mutually agreeable terms.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 24, 2022, filed with the SEC on January 26, 2022, pursuant to Rule 424(b) of the Securities Act and our Post-Effective Amendment No.1 to Form S-1 filed on April 7, 2022.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.Exhibits.

Exhibit
Number	Description

10.1†	Form of Performance Based Stock Option Award.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101

The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Parent’s Net Investment; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)