Form 10-K
period 2022-12-31
FGI Industries Ltd.
filed 2023-04-17
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $5,775,000, based on the number of shares held by non-affiliates as of June 30, 2022 and the closing price of the registrant’s ordinary shares on the Nasdaq Capital Market on that date. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023, the registrant had 9,500,000 outstanding ordinary shares.

Documents incorporated by reference:

The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential R&R activity, and to a lesser extent, new home construction;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks, as more fully described in the section titled “Risk Factors” in this Annual Report on Form 10-K. You should read these risks before you invest in our securities. In particular, risks associated with our business include, but are not limited to, the following:

Strategic Risks

●	Our BPC organic growth strategy is focused on capturing higher incremental gross margins by increasing our share of branded products, expanding into new product categories and creating new sales channels, all of which are impacted by a number of economic factors and other factors.
●	Prolonged economic downturns may adversely impact our sales, earnings and liquidity.
●	Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.
●	We may not achieve all of the anticipated benefits of our strategic initiatives.
●	We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.
●	We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results.

Business and Operational Risks

●	We recently began as a stand-alone business and have a limited operating history as a stand-alone business.
●	Variability in the cost and availability of our raw materials, component parts and finished goods, including the imposition of tariffs, could affect our results of operations and financial position.
●	Our top ten customers represent a large portion of our sales. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.
●	We are dependent on third-party suppliers and manufacturers, the loss of which could materially impact our business.
●	There are risks associated with our international operations and global strategies.

Competitive Risks

●	We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.
●	Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations.

●	Changes in Cayman Islands or U.S. tax law could adversely affect our financial condition and results of operations.

Technology and Intellectual Property Risks

●	We rely on information systems and technologies, and a breakdown of these systems could adversely affect our results of operations and financial position.
●	We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.
●	We have been and may continue to be subject to cybersecurity attacks, which could adversely affect our results of operations and financial position.

Litigation and Regulatory Risks

●	We are currently involved in legal proceedings and may in the future be a party to additional claims and litigation, which could be costly and divert significant resources.
●	Compliance with laws, government regulation and industry standards are costly, and our failure to comply could adversely affect our results of operations and financial position.
●	We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

Risks Related to Doing Business in China

●	We have operations in, and the majority of our suppliers are located in, China. Our or our suppliers’ ability to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.
●	We could be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions.
●	In light of recent events indicating greater oversight by the Cyberspace Administration of China, or CAC, over data security, particularly for companies seeking to list on a foreign exchange, we could become subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have an adverse effect on our business operations in China.
●	Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.

Risks Related to Our Securities

●	Foremost Groups Ltd. holds a significant majority of the voting power of our ordinary shares, approximately 72%, and will be able to exert significant control over us.

PART I

ITEM 1. BUSINESS

Our Company

FGI is a global, diversified and reputable supplier of quality bath and kitchen products. With over thirty years of experience, FGI has become a leading business to business supplier of bath and kitchen products to large retail, wholesale, commercial and specialty channel customers around the globe specializing in the home improvement and R&R (Repair & Remodel) markets. Some of our largest customers include The Home Depot, Menards, Ferguson and Lowe’s. Throughout our history, we have achieved consistent and above-industry sales growth each year by executing on our strategic objectives which include offering well-designed, high-quality products, providing service that surpasses our competition and exceeds our customers’ expectations, and managing an efficient and resilient global supply chain.

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

Major Developments in our Business

Initial Public Offering

On January 27, 2022, FGI closed an underwritten public offering of 2.5 million units (the “Units”) (consisting of (i) one ordinary share, par value $0.0001 (the “Ordinary Shares”) and, (ii) one warrant to purchase one Ordinary Share (the “Warrants”)) at a public offering price of $6.00 per unit and received net proceeds, after commissions and expenses, of approximately $12.4 million.

Reorganization

Prior to our initial public offering, we completed the reorganization (the “Reorganization”) of our parent company, Foremost, and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries, Inc., FGI Europe and FGI International, each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. Our business now operates separately from the rest of Foremost’s business units, and we and Foremost believe that operating as a standalone company will allow FGI to more effectively execute its long-term “BPC” growth strategy while focusing more efficiently on its own capital allocation priorities.

Prior to the Reorganization, FGI Industries, Inc., FGI Europe and FGI International operated as business units within Foremost for over thirty years. Foremost continues to be a significant holder of our ordinary shares and supports FGI via global sourcing and manufacturing arrangements. This discussion, and any financial information and results of operations discussed herein, refers to the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the kitchen and bath business of Foremost Groups, Ltd. before the completion of Reorganization and are presented as if we had been in existence and the Reorganization had been in effect during the years ended December 31, 2022 and 2021.

Our Products

As a result of the increased significance of shower systems in our product portfolio in 2022, the Company has created a standalone “Shower Systems” product category, as detailed below. The “Other” category continues to comprise our kitchen cabinetry and other smaller offerings. The updates were applied retroactively to impacted product categories. Such changes had no impact on the Company's historical consolidated financial position, results of operations or cash flows.

We offer a wide variety of products that fall into four categories: Sanitaryware, Bath Furniture, Shower Systems and Other. Our brand and category makeup of our net sales is as follows:

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

Shower Systems. Our Shower Systems category includes a range of shower-related products such as shower walls, shower doors and shower basins. The majority of these products are sourced from third-party suppliers in China and are sold throughout the United States and Canada. These products are typically sold as private label or under our Craft + Main and Jetcoat brands.

Other. Our Other category includes several smaller categories, most prominently custom kitchen cabinetry brand under our “Covered Bridge Cabinetry” and “Craft + Main Cabinetry” (formerly “Kitchens by Foremost”) lines of products. Our custom kitchen lines represent some of the highest margin, highest quality products that we sell, and are sold primarily through local kitchen and bath dealerships while involving a heavy marketing element with contractors and designers. While custom kitchen cabinetry currently represents less than 3% of our total sales, it is an area where we see significant long term organic growth, gross margin expansion and consolidation possibilities. The majority of our custom kitchen cabinetry and shower products are sourced from Southeast Asia.

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

According to the National Kitchen and Bath Association, the projected consumer spend for the U.S. bath and kitchen markets is estimated to be approximately $162.4 billion in 2023, of which approximately half is in product categories that we currently operate within. Outside of extreme recession years in the United States, such as 2007-2009, the R&R markets have experienced consistent 3% to 5% annual growth rates for more than 25 years, providing a predictable and recurring revenue model for the majority of our product lines. The primary drivers of such consistent and above-GDP growth rates are the pace of household formation, home price appreciation, strong housing turnover and the continued aging of the U.S. housing stock in our primary geographic markets.

Our Growth Strategy

Combining our well-developed global business platform with our relatively small revenue base, our aim is to achieve mid-to-high single-digit organic revenue growth rates over the long term. In order to achieve these growth objectives, we pursue a “BPC” growth strategy, focused on Brands, Products and Channels:

●	Brands: Branded products typically come with higher gross margins and significantly reinforce our long-term competitive positioning within our product markets. We plan to continue to focus on building our branded-product footprint over the long term while increasing the share of brands as a percentage of our total sales.
●	Products: We have significant “whitespace” opportunities in several product categories within our core kitchen and bath markets. As an example, we believe we are currently significantly under- penetrated in categories such as bath and kitchen fixtures, “behind the wall” plumbing, and acrylic products such as bathtubs. With significant investment opportunities in new materials, sourcing, leading product design and superior customer service, we have vast product expansion opportunities in relation to our relatively small share of the overall market.
●	Channels: We feel that we have strong growth potential in key sales channels, including our existing customers, new e-commerce retailers (such as Wayfair) and commercial sales channels (local kitchen and bath product distributors). We believe we have untapped potential in markets outside of the United States, and while we have made significant headway in Canada and Germany in recent years, we believe we have many more growth and expansion opportunities in those two countries as well as other international markets.

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

Mass Retailers

Our products are primarily used by do-it-yourself homeowners, contractors, builders and remodelers for R&R projects. In North America, products for such projects are predominantly purchased through mass retail home centers such as The Home Depot, Lowe’s and Menard’s. Due to the market presence, store network and customer reach of these large home centers, we have developed decades-long relationships with our key retailer partners to distribute our products. Approximately 38% of our net sales in 2022 were to large retailers.

Wholesalers

Our products are sold through some of the largest bath and kitchen product wholesalers in North America including Ferguson, HD Supply (owned by The Home Depot) and Orgill. The large wholesalers are similar in scale to many of our large retail partners, catering to national and local networks of professional contractors, plumbers, property developers and other significant “influencers” within the residential and non- residential construction markets.

In 2022, approximately 35% of our net sales were to our wholesale partners.

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

In 2022, approximately 9% of our net sales were to our commercial partners.

E-Commerce

We sell a growing number of our products through the e-commerce channels of our retail partners as well as “e-commerce only” retailers such as Build.com and Wayfair.com, both of which are rapidly increasing market penetration in the home R&R space. Our sales through e-commerce channels and retailers represented about 13% of our net sales in 2022 up from less than 2% in 2010.

Independent Dealers & Distributors

We have historically sold our products through independent (or “mom and pop”) bath and kitchen product specialists. Independent dealers and distributors represented 4% of our net sales in 2022.

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

The majority of our products are outsourced from Foremost-owned manufacturing facilities and several third-party manufacturers, all primarily based in China and parts of Southeast Asia. We own one facility in Southeast Asia to support our custom kitchen cabinetry programs. We have entered into long-term sourcing agreements with Foremost to secure continued use of their facilities. We generally utilize six to seven factories located in China and parts of Southeast Asia. We have long-term agreements in place with the suppliers of our sanitaryware products for terms ranging from one year, renewable, to perpetuity. The geographic distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs.

Tangshan Huida Ceramic Group Co., Ltd (“Huida”) supplies the majority of our sanitaryware products. Huida accounted for approximately 85.5% of the total balance of our accounts payable as of December 31, 2022. [We intend to work with Huida to negotiate a new supply arrangement after an arbitration proceeding terminated our previous Agreement for Co-operations (the “Huida Agreement”), dated October 20, 2020, by and between Huida and FGI Industries, our wholly owned subsidiary (“FGI USA”). See Item 3. “Huida Arbitration” for more details.] No other supplier accounts for more than 10% of our accounts payable as of December 31, 2022.

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

Human Capital

As of December 31, 2022, we employed approximately 145 employees, all of which are full-time, with no employees covered by collective bargaining agreements. We believe that our employee relations are good.

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

ITEM 1A.RISK FACTORS

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

Our business relies on residential repair and remodel (“R&R”) activity and, to a lesser extent, on new home and commercial construction activity. A number of factors impact consumers’ spending on home improvement projects as well as new home construction activity, including:

●	consumer confidence levels;
●	fluctuations in home prices;
●	existing home sales;

●	inflationary pressures and interest rates;
●	unemployment and underemployment levels;
●	consumer income and debt levels;
●	household formation;
●	the availability of skilled tradespeople for R&R work;
●	the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;
●	trends in lifestyle and housing design; and
●	natural disasters, terrorist acts, pandemics, wars or conflicts or other catastrophic events.

The fundamentals driving our business are impacted by economic cycles, and we have been negatively impacted by recent supply chain disruptions, rising interest rates and inflationary pressures. Adverse changes or uncertainty involving the factors listed above or an economic contraction in the United States and worldwide could result in a decline in spending on residential R&R activity and a decline in demand for new home construction and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath R&R projects; or making it more difficult or expensive to secure loans for major renovations, which could have a material adverse effect on our results of operations and financial position.

Prolonged economic downturns may adversely impact our sales, earnings and liquidity.

Our industry can fluctuate with economic cycles. During economic downturns, our industry could experience longer periods of recession and greater declines than the general economy. We believe that our industry, particularly North American home improvement, R&R and new home construction activity, is significantly influenced particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics, credit availability, inflation and interest rates and other business conditions. These factors may affect not only the ultimate consumer of our products, but also may impact home centers, builders and our other primary customers. As a result, a worsening of economic conditions, including due to the COVID-19 pandemic, could have a material adverse effect on our sales and earnings as well as our cash flow and liquidity.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Furthermore, our existing indebtedness, which was approximately $9.8 million as of December 31, 2022, may adversely affect our financial flexibility and our competitive position in the future. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms to implement our “BPC” growth strategy. We may need additional cash resources in the future if we experience changed business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial position.

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

Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or with acceptable terms and prices, our long-term competitive positioning may be affected. Even if we are successful in acquiring and/or merging with businesses, the businesses we acquire or merge with may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business. Such risks include:

●	difficulties realizing expected synergies and economies of scale;
●	diversion of management attention and our resources;
●	unforeseen liabilities;
●	issues or conflicts with our new or existing customers or suppliers; and
●	difficulties in retaining critical employees of the acquired businesses.

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

Business and Operational Risks

We recently began as a stand-alone business and have a limited operating history as a stand-alone business.

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

Our sales are concentrated with ten significant customers who collectively represented over 76% and 77% of our consolidated net sales for 2022 and 2021, respectively, and this concentration may continue to increase. In particular, The Home Depot represented approximately 22% and 24% of our consolidated net sales in 2022 and 2021, respectively. The Home Depot and other home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. The loss of one or more key customers, a material reduction in products purchased by them, or our inability to maintain our competitive position in our industries could cause us to experience a decline in net sales, which could adversely affect our results of operations and financial position. In addition, there can be no assurance that such customers will not experience financial difficulties or other adverse conditions which could delay such customers in paying for products on a timely basis or at all. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of all or a substantial portion of our sales, and any such loss would have a material adverse effect on our business, results of operations and financial position.

We are dependent on third-party suppliers.

We are dependent on third-party suppliers for many of our products and components, and are largely dependent on one large supplier, Tangshan Huida Ceramic Group Co., Ltd, an entity formed and located in China (“Huida”), who accounted for and approximately 86% and 66% of the total balance of our accounts payable as of December 31, 2022 and 2021, respectively, for the majority of our sanitaryware products, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components. Pursuant to a certain Agreement for Co-operations (the “Huida Agreement”), dated October 20, 2020, by and between Huida and FGI Industries, our wholly owned subsidiary, so long as we meet certain annual product placement volume requirements, (i) we have an exclusive right to distribute and resell in the United States and Canadian markets any products designed and created by Huida and for which Huida retains all intellectual property rights, and (ii) Huida may not manufacture or sell any products we design or create, for which we retain all intellectual property rights, without our prior consent.

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

We are reliant upon Foremost, our former parent company, and other third-party manufacturers to supply the majority of our products. Failure of our manufacturers to timely deliver quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, or our policies regarding our manufacturer business practices, could have a material adverse effect on our results of operations and financial position or could damage our reputation. In addition, we may experience delays, disruptions or quality control problems in our manufacturing operations, over which we have little to no control.

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

In each of 2022 and 2021, approximately 36% and 38%, respectively of our sales were made outside of the United States (principally in Canada and Europe) and transacted in currencies other than the U.S. dollar. In addition to our

Canadian and European operations, we manufacture products and source products and components from China and parts of Southeast Asia. Risks associated with our international operations include:

●	differences in culture, economic and labor conditions and practices;
●	the policies of the U.S. and foreign governments;
●	disruptions in trade relations and economic instability;
●	differences in enforcement of contract and intellectual property rights;
●	social and political unrest; and
●	natural disasters, terrorist attacks, pandemics or other catastrophic events.

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

Failure to effectively monitor and respond to environmental, social and governance (“ESG”) matters, including our ability to set and meet reasonable goals related to climate change and sustainability efforts, may negatively affect our business and operations.

Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing. Concern over climate change has increased focus on the sustainability of practices and products in the markets we serve, and changes to laws and regulations regarding climate change mitigation may result in increased costs and disruption to operations. Moreover, the standards by which ESG matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities, become subject to regulatory scrutiny or third-party claims, or incur costs to revise operations to meet new standards.

The ongoing COVID-19 pandemic is disrupting our business, and has and may continue to impact our results of operations and financial condition.

We operate facilities in the United States and around the world which have been adversely affected by the COVID-19 pandemic, including decreased employee availability and reduced capacity at certain facilities, supply chain disruptions and increases in costs of materials, which has resulted and may continue to result in delays in our ability to produce and distribute our products. While many of the market factors from the COVID-19 pandemic are trending towards a “new normal”, current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in currency exchange rates, political unrest, and legislative and regulatory changes. Any future or continued disruption of our operations and an on-going slowdown in domestic and international economic activity could materially and adversely affect our results of operations and financial condition.

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

While we are a Cayman Islands exempted company headquartered in the United States and derive no revenue from China, we do have limited sourcing and product development operations in China. As of the date of this report, approximately 17 of our 145 employees are based in China. Moreover, suppliers of a majority of our product materials are based in China.

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

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Censorship (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Censorship. The draft measures extend the scope of cybersecurity reviews to data processing operators engaging in data processing activities that affect or may affect national security, including listing in a foreign country. PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

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

Our auditor, Marcum LLP, is a Registered Public Accounting Firm with the PCAOB and is based in New York, New York. Under the Holding Foreign Companies Accountable Act (the “HFCAA”), the PCAOB is permitted to inspect our independent public accounting firm. If the PCAOB later determined that it cannot inspect or fully investigate our auditor for three consecutive years, trading in our securities may be prohibited under the HFCAA, and, as a result, Nasdaq may determine to delist our securities. Moreover, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAA and require the U.S. Securities and Exchange Commission to prohibit an issuer’s securities from trading on U.S. exchanges if its auditor is not subject to PCAOB inspection for two consecutive years instead of three, thus reducing the time period before such securities would be delisted.

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

However, because we conduct only limited operations in China with only 17 employees focused on these matters, we do not expect that such intervention or influence would result in a material change in our operations and/or the value of our securities, although in such circumstance, we might experience a disruption in our ability to develop and source product manufacturing within China, which could have a material adverse effect on our results of operations. We also understand that the Chinese government has recently made statements indicating an intent to exert more oversight and control over offerings that are conducted by foreign investment China based issuers. While we are not a China based issuer, in such instance, we may still be unable to offer securities in China, which could limit the number of buyers of our securities and cause our securities to trade at a lower price than they would in the absence of the exercise of such oversight and control. If we inadvertently conclude that such approvals are not required, or applicable laws, regulations or interpretations change and we do not receive or maintain such approvals in the future, we may be subject to an investigation by regulators, fines or penalties or an order preventing us from offering securities in China in the future.

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

Technology and Intellectual Property Risks

We have been and may continue to be subject to cybersecurity attacks, which could adversely affect our results of operations and financial position.

Global cybersecurity vulnerabilities, threats and more frequent, sophisticated and targeted attacks pose a risk to our information technology systems and to critical third-party information technology platforms we utilize. We have implemented security policies, processes and layers of defense designed to help identify and protect against misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, systems we utilize have been and may in the future be damaged, disrupted, ransomed or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These attacks have led and could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary confidential or financial information or the personal information of our employees, suppliers, customers or consumers, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our employees, suppliers, customers and consumers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. In addition, we could be adversely affected if any of our significant customers, suppliers or service providers experiences any similar events that disrupt their business operations or damage their reputation. Such events could adversely affect our results of operations and financial position.

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

We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:

●	securities matters;
●	taxation;
●	anti-bribery/anti-corruption;
●	employment matters;
●	minimum wage requirements;
●	environment, health and safety matters;
●	the protection of employees and consumers;
●	product compliance;
●	competition practices;
●	trade, including duties and tariffs;
●	data privacy and the collection and storage of information, including regulation on data protection and oversight by the CAC in China; and

●	climate change and protection of the environment.

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

The price of our ordinary shares may be volatile.

The market price of our ordinary shares is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	risks associated with our reliance on information systems and technology;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	changes in governmental regulations;

●	changes in earnings estimates or recommendations by securities analysts; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

General Risk Factors

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements and could negatively impact our business and the market for our ordinary shares.

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. Based upon an evaluation conducted in connection with the preparation of FGI’s audited consolidated financial statements as of December 31, 2022, management concluded that our internal controls over financial reporting were not effective due to the material weaknesses in our internal controls over financial reporting. Material weaknesses that have been identified are summarized as the following: (1) weaknesses in IT security environment, controls and procedures including lack of formal IT policies and procedures, and (2) lack of sufficient documentation of our existing financial processes, risk assessment and internal controls activities and assessment of effectiveness of internal controls; and inadequate segregation of duties for certain functions due to limited staffs and resources. We believe that the material weaknesses set forth above did not have an effect on our financial results.

.

We are evaluating and beginning to implement certain practices and procedures to address the foregoing material weaknesses with plans to complete the remediation of the foregoing deficiencies in the future. We continue to identify and implement actions to improve the effectiveness of our internal controls over financial reporting and disclosure controls and procedures, but there can be no assurance that such remediation efforts will be successful. We also expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources.

Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. Failure to remediate a material weakness or the discovery of any future potential material weaknesses, could result in future misstatements in our financial statements or in documents we file with the SEC and could have a negative impact on our business and the market for our ordinary shares. For more information on our material weaknesses and the status of our remediation efforts, see Item 9A - Controls and Procedures, which includes Management’s Report on Internal Controls Over Financial Reporting.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Regulation S-K and are not required to provide the information under this item.

ITEM 2.PROPERTIES

Our headquarters and a warehouse facility are located in East Hanover, New Jersey. We also operate production and warehouse facilities in Hobart, Indiana, Sacramento, California and Toronto, Canada. We also conduct our European operations from a facility in Dusseldorf, Germany and our Asian operations from a purchase center in Tangshan, China and a global support center in Taipei, Taiwan. Moreover, we own a manufacturing facility just outside of Sihanoukville, Cambodia. All properties, except for the Sihanoukville facility, are leased. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion, which we intend to evaluate on an ongoing basis in tandem with our “BPC” growth strategy.

ITEM 3.LEGAL PROCEEDINGS

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

Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI USA filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI USA only received a distribution of $7,757.24. On January 9, 2014, FGI USA filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI USA filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI USA to recover its proof of claim. A hearing for the motion to add Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI USA’s motion to amend the judgment. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which is in process.

Huida Arbitration

As previously disclosed, FGI Industries Ltd. (the “Company”), had been involved in arbitration with Tangshan Huida Ceramic Group Co., Ltd (“Huida”), one of the Company’s largest suppliers. The arbitration, held in the Shenzhen Court of International Arbitration, related to that certain Agreement for Co-operations (the “Co-Operation Agreement”), dated October 20, 2000, by and between Huida and FGI Industries, Inc., our wholly owned subsidiary. Huida was seeking a determination that the terms of the Co-Operation Agreement were not unlimited in duration and should be amended or else terminable.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public market for our ordinary shares

Our ordinary shares have been traded on the Nasdaq Capital Market under the symbol “FGI” since January 27, 2022. Our warrant agent is Continental Stock and Transfer and Trust Company.

Holders; Shares Outstanding

We had a total of 9,500,000 shares of our ordinary shares outstanding on March 31, 2023, held by approximately 2 shareholders of record. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

Share Repurchases

During the twelve months ended December 31, 2022, we did not repurchase any ordinary shares.

ITEM 6.[RESERVED]

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us, entering 2023:

●	Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2023.
●	“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We are focused on increasing the mix of Branded products as a percentage of sales, which is expected to result in larger available markets and gross margin expansion. Our owned brands grew to nearly 34% of sales as of year-end 2022, up from less than 1% at the end of 2010. We are focused on expanding our position in channels such as e-commerce, providing for additional growth opportunities with existing brick and mortar customers, as well as expanding with e-commerce customers. The e-commerce channel accounted for 13% of sales in 2022, up from only 2% at the end of 2010.
●	Drive margin expansion. Margin expansion remains a key pillar of our value creation focus. We believe our BPC strategy will support enhanced margins through growth in branded products, new product categories, and new channels. Headwinds from supply chain disruptions and inflationary pressures impacted operating margins since 2021; however, we have adopted measures to offset these challenges, and resumed margin expansion in the back half of 2022 as these initiatives took hold.
●	Efficient capital deployment. We benefit from a capital-light business model allowing us to generate strong free cash flow conversion. We expect to utilize our strong free cash flow to re-invest in the core business and drive growth through existing brand development and new product category expansion. We will also look for selective bolt-on acquisition opportunities, over time, focused within the core kitchen and bath end markets. We plan to maintain a disciplined approach to capital deployment, with most material internal investments currently subject to a company-wide 20%+ expected return on capital hurdle rate.
●	Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.

We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization (the “Reorganization”) of our parent company, Foremost Groups Ltd. (“Foremost”), and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries, Inc., FGI Europe Investment Limited, an entity formed in the British Virgin Islands (“FGI Europe”), and FGI International, Limited, an entity formed under the laws of Hong Kong (“FGI International”), each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. This discussion, and any financial information and results of operations discussed herein, refers to the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the kitchen and bath business of Foremost Groups, Ltd. before the completion of Reorganization and are presented as if we had been in existence and the Reorganization had been in effect during the years ended December 31, 2022 and 2021.

Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for certain of our products, particularly in our bath furniture category, as weak demand as customer destock and inventory corrections have had a negative impact on our net sales. As previously noted, we also began experiencing supply chain disruptions and inflationary pressures, which affected operating margins beginning in late 2021. However, we adopted several productivity and pricing measures to offset these headwinds and began to see resumed margin expansion in the second half of 2022. While demand for our bath furniture products remains lower than historical levels thus far in 2023, based on discussions with our existing customers and other market factors, we expect demand to pick up in the second half of 2023.

Results of Operations

For the Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase (decrease) during such periods.

	For the year ended
	December 31,		Change
	2022	2021	Amount		Percentage
	USD	USD	USD		%
Revenues	$161,718,543	$181,943,027	$(20,224,484)		(11.1)
Cost of revenues	130,209,538	149,740,619	(19,531,081)		(13.0)
Gross profit	31,509,005	32,202,408	(693,403)		(2.2)
Selling and distribution expenses	17,533,028	17,636,820	(103,792)		(0.6)
General and administrative expenses	7,830,023	6,194,789	1,635,234		26.4
Research and development expenses	1,053,976	646,069	407,907		63.1
Income from operations	5,091,978	7,724,730	(2,632,752)		(34.1)
Operating margins	3.1%	4.2%	(110)	bps
Total other (expenses) income, net	(551,428)	1,142,820	(1,694,248)		(148.3)
Provision for income taxes	860,630	961,634	(101,004)		(10.5)
Net income	$3,679,920	$7,905,916	$(4,225,996)		(53.5)
Adjusted income from operations(1)	$5,693,972	$7,840,630	$(2,146,658)		(27.4)
Adjusted operating margins(1)	3.5%	4.3%	(80)	bps	—
Adjusted net income(1)	$4,173,555	$6,284,572	$(2,111,017)		(33.6)

(1) See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest GAAP comparators.

Revenues

Our revenues decreased by $20.2 million, or 11.1%, to $161.7 million for the year ended December 31, 2022, from $181.9 million for the year ended December 31, 2021. The decrease in our revenues was primarily by declines in bath furniture sales partially offset by continued growth in Shower System and Other categories. Revenue categories by product are summarized as follows:

	For the year ended December 31,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$104,806,342	64.8	$104,477,568	57.4	0.3
Bath Furniture	29,519,728	18.3	55,136,664	30.3	(46.5)
Shower System	21,586,888	13.3	19,116,188	10.5	12.9
Other	5,805,585	3.6	3,212,607	1.8	80.7
Total	$161,718,543	100.0	$181,943,027	100.0	(11.1)

We derive the majority of our revenues from sales of sanitaryware, which accounted for 64.8% and 57.4% of our total revenues for the years ended December 31, 2022 and 2021, respectively. Revenues generated from the sales of sanitaryware increased by 0.3% to $104.8 million for the year ended December 31, 2022, from $104.5 million for the year ended December 31, 2021, which resulted from the growth in the United States, partially offset by pricing pressure in Canada.

Our revenues from bath furniture sales decreased significantly by 46.5% to $29.5 million for the year ended December 31, 2022 from $55.1 million for the year ended December 31, 2021. Bath furniture sales accounted for 18.3% and 30.3% of our total revenue for 2022 and 2021, respectively. The revenue pressure was a result of a more significant inventory correction in the channel combined with some more pronounced end market softness.

Revenues from sales of Shower Systems increased by 12.9% to $21.6 million for the year ended December 31, 2022 from $19.1 million for the year ended December 31, 2021. Shower systems make up approximately 13.3% and 10.5% of our total revenue for 2022 and 2021, respectively. This increase was due to this increase was due to strong sales of shower walls and shower doors with certain of our large customers.

We also generate revenues from sales of Other products (custom kitchen cabinetry and others), which, in the aggregate, accounted for 3.6% and 1.8% of our total revenues for the years ended December 31 ,2022 and 2021. The increase in Other was primarily driven by strong volume growth of custom kitchen cabinetry sales to our expanding network of kitchen cabinetry dealers in the United States.

We derive our revenues primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the year ended December 31,				Change
	2022	Percentage	2021	Percentage	Percentage
	USD	%	USD	%	%
United States	$103,255,662	63.9	$112,725,240	62.0	(8.4)
Canada	41,025,288	25.4	50,391,183	27.7	(18.6)
Europe	16,844,015	10.4	18,826,604	10.3	(10.5)
Rest of World	593,578	0.3	—	—	—
Total	$161,718,543	100.0	$181,943,027	100.0	(11.1)

We generated the majority of our revenues in the United States market, which amounted to $103.3 million for the year ended December 31, 2022, and $112.7 million for the year ended December 31, 2021, representing an 8.4%

decrease. These revenues accounted for 63.9% and 62.0% of our total revenues for 2022 and 2021, respectively. The decreased in the U.S. market was primarily driven by volume weakness in the bath furniture as customers' de-stocking to adjust inventory level.

Our second largest market is Canada. Our revenues generated in the Canadian market were $41.0 million and $50.4 million for the years ended December 31, 2022 and 2021, respectively, representing a 18.6% decrease. The decrease was primarily driven by volume weakness in both retail and wholesale markets.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $16.8 million and $18.8 million for the years ended December 31, 2022 and 2021, respectively, representing a 10.5% decrease. The decrease was attributable to decreased demand that was impacted by global supply chain interruptions and inflation issues.

Gross Profit

Gross profit was $31.5 million during year 2022, a decrease of 2.2% compared to the prior-year period, as volume weakness was offset by pricing gains, a more favorable mix, and lower freight costs. Gross profit margin percentage improved to 19.5% during year 2022, up 180 basis points from 17.7% in the prior-year period, as measures put in place to mitigate the recent margin headwinds benefitted results. The improvement in the Company’s gross margin percentage is primarily attributable to solid growth in higher margin products, such as shower systems and kitchen cabinetry, continued pricing gains, and a reduction in freight costs versus the elevated levels experienced last year. The Company expects the positive factors that drove the strong margin performance to remain in place, which combined with an expected rebound in the Bath Furniture segment in the second half of 2023, should enable the Company to drive additional gross margin gains over time.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses decreased by $0.1 million, or 0.6%, to $17.5 million for the year ended December 31, 2022, from $17.6 million for the year ended December 31, 2021. The decrease was a result of the lower sales in the year 2022 compared to the prior year, which caused the decrease in sales co-op and shipping freight costs, partially offset by higher marketing and travel expenses.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $1.6 million, or 26.4%, to $7.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily attributable to incremental public company costs and a one-time bonus expense related to our IPO.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our consolidated statements of income.

Other Income (Expenses)

Other income (expenses) decreased by $1.7 million, or (148.3)%, to $(0.6) million for the year ended December 31, 2022, from $1.1 million for the year ended December 31, 2021. This decrease was the result of one-time income recognized in 2021 upon the forgiveness of the PPP loan.

Provision for Income Taxes

We recorded income tax expense of $0.9 million for the year ended December 31, 2022, and $1.0 million for the year ended December 31, 2021. The decrease resulted from the decrease in our reported income before taxes of $4.3 million, or 48.8%.

Net Income

Our net income decreased by $4.2 million, or 53.5%, to $3.7 million for the year ended December 31, 2022, from $7.9 million for the year ended December 31, 2021. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of December 31, 2022 and 2021, we had cash and cash equivalents of $10.1 million and $3.9 million, respectively. We had working capital of $16.1 million as of December 31, 2022 compared to a working capital of $1.4 million as of December 31, 2021. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of Ordinary Shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

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

As of December 31, 2022, FGI’s total outstanding debt is represented by a credit facility with East West Bank.

East West Bank Credit Facility

Our wholly owned subsidiary, FGI Industries (formerly named Foremost Groups, Inc.), has a line of credit with East West Bank pursuant to a Business Loan Agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. On November 25, 2022, the Credit Agreement was amended and restated with a maximum borrowing amount of $18,000,000 and a maturity date of December 21, 2024.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of December 31, 2022, FGI Industries was in compliance with this financial covenant.

The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2022 and December 31, 2021 was 7.25% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9,795,052 and $14,657,280 as of December 31, 2022 and 2021, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the December 31, 2022 exchange rate). Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2022 and 2021, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of December 31, 2022 and 2021. The facility matures at the discretion of HSBC Canada upon 60 days notice.

PPP Loan

On April 9, 2020, FGI USA entered into a loan agreement in connection with the Paycheck Protection Program (“PPP”) and received proceeds of approximately $1.68 million (the “PPP loan”) under the CARES Act. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the year ended December 31, 2020 FGI USA used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the SBA to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules. FGI USA submitted its application and supporting documentation for forgiveness on December 22, 2020. As of December 31, 2020, the balance of the PPP loan was included in the short-term loan on the consolidated balance sheet. On February 8, 2021, FGI USA received approval of forgiveness of the PPP loan from the SBA. Upon such approval, the entire balance including principal and interest was forgiven and recorded as other income on our consolidated statements of income and comprehensive income.

Cash Flows

The following table summarizes the key components of our cash flows for the years ended December 31, 2022, and 2021.

	For the Year Ended December 31,
	2022	2021
	USD	USD
Net cash provided by (used in) operating activities	$980,265	$(3,217,321)
Net cash used in investing activities	(1,063,823)	(51,890)
Net cash provided by financing activities	7,010,568	3,316,826
Effect of exchange rate fluctuation on cash	(743,478)	(182,277)
Net changes in cash	6,183,532	(134,662)
Cash, beginning of period	3,883,896	4,018,558
Cash, end of period	$10,067,428	$3,883,896

Operating Activities

Net cash provided by operating activities was approximately $1.0 million for the year ended December 31, 2022 compared to cash used in operating activities of $3.2 million for the year ended December 31, 2021. The increase was primarily attributable to a decrease in accounts receivable of approximately $13.5 million, a decrease in inventories of approximately $8.0 million, and net income for the year of approximately $3.7 million, , a decrease in other noncurrent assets of approximately $0.9 million, a decrease in right-of-used assets of approximately $0.9 million, an increase in accounts payable-related parties of approximately $0.1 million. These drivers were partially offset by a decrease in accounts payable of approximately $17.3 million, plus an increase in prepayments and other receivables - related parties of approximately $2.5 million, a decrease in accrued expenses and other current liabilities of approximately $1.9 million, a decrease in operating lease liabilities of approximately $1.4 million, a decrease in income taxes payable of approximately $1.2 million and an increase in prepayments and other current assets of approximately $1.0 million, non-cash items of approximately $0.6 million,.

Net cash used in operating activities was approximately $3.2 million for the year ended December 31, 2021 and was primarily attributable to an increase in accounts receivable of approximately $11.1 million, an increase in inventories of approximately $13.0 million, an increase in other noncurrent assets of approximately $2.8 million, which were partially offset by net income for the year of approximately $7.9 million, plus various non-cash items of approximately $0.7 million, an increase in accounts payable of approximately $12.5 million, and an increase in accrued expenses and other current liabilities of approximately $2.5 million.

Investing Activities

Net cash used in investing activities was approximately $1.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used was primarily attributable to increases in the purchase of property and equipment.

Financing Activities

Net cash provided financing activities was approximately $7.0 million for the year ended December 31, 2022, which primarily represents the net proceeds from issuance of units in the IPO of $12.4 million and partially offset by repayment of bank loans of $4.9 million and a decrease of $0.5 million excess payment over carrying value resulted from long-lived assets acquisition from affiliate.

Net cash provided financing activities was approximately $3.3 million for the year ended December 31, 2021, which represents the net proceeds from bank loans of $5.3 million and net decrease in parent company investment of $1.9 million.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to approximately $1.1 million and $0.1 million for the years ended December 31, 2022, and 2021, respectively. We do not expect to incur significant capital expenditures in the immediate future.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the useful lives of property and equipment, allowance for doubtful accounts, inventory reserve, accrued defective return, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as functional currency, our assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.9653 and 6.3762 as of December 31, 2022 and 2021, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.7164 and 6.4543 the years ended December 31, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as functional currency, our assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3541 and 1.2697 as of December 31, 2022 and 2021, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2945 and 1.2549 for the years ended December 31, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as functional currency, our assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9338 and 0.8815 as of December 31, 2022 and 2021, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9474 and 0.8406 for the years ended December 31, 2022 and 2021, respectively.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows:

Useful Life
Building	20 years
Leasehold Improvements	Lesser of lease term or expected useful life
Machinery and equipment	3 – 5 years
Furniture and fixtures.	3 – 5 years
Vehicles	5 years
Molds	3 – 5 years

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

We have elected to recognize share-based compensation using the straight-line method for all share- based awards granted over the requisite service period, which is the vesting period. We account for forfeitures as they occur in accordance with ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. Our company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $383,572 and $0 in 2022 and 2021, respectively.

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

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10 which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies including emerging growth companies. As an emerging growth company, the Company adopted this guidance from January 1, 2023, and the adoption of the standard will not have an impact on our financial position or results of operation.

Non-GAAP Measures

In addition to the measures presented in our consolidated financial statements, we use the following non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our non-GAAP measures are: Adjusted Income from Operations, Adjusted Operating Margins and Adjusted Net Income. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). They are supplemental financial measures of our performance only, and should not be considered substitutes for net income, income from operations or any other measure derived in accordance with GAAP and may not be comparable to similarly titled measures reported by other entities.

We define Adjusted Income from Operations as GAAP income from operations excluding the impact of certain non-recurring expenses, including expenses related to COVID-19 protocols. We define Adjusted Net Income as GAAP net income excluding the tax-effected impact of certain non-recurring expenses and income such as expenses related to COVID-19 protocols, unusual litigation fees and non-recurring compensation expenses related to our IPO. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.

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

	For the year ended
	December 31,
	2022	2021
Income from operations	$5,091,978	$7,724,730
Adjustments:
Non-recurring IPO-related compensation	255,871	—
Arbitration legal fee	221,258	—
Anti-dumping penalty(1)	124,865	—
COVID one-time expenses	—	115,900
Adjusted income from operations	5,693,972	7,840,630
Revenue	$161,718,543	$181,943,027
Adjusted operating margins	3.5%	4.3%

(1) Represents an additional charge related to one-time anti-dumping/countervailing duty legal fee, as shown in prior periods.

	For the year ended
	December 31,
	2022	2021
Net Income	$3,679,920	$7,905,916
Adjustments:
Non-recurring IPO-related compensation	255,871	—
Arbitration legal fee	221,258	—
Anti-dumping penalty(1)	124,865	—
COVID one-time expenses	—	115,900
Other income (PPP Loan)	—	(1,680,900)
Total	4,281,914	6,340,916
Tax impact of adjustment at 18% effective rate	(108,359)	281,700
GILTI high tax re-selection		(338,044)
Adjusted net income	$4,173,555	$6,284,572

(1)	Represents an additional charge related to one-time anti-dumping/countervailing duty legal fee, as shown in prior periods.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Regulation S-K and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FGI INDUSTRIES LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FGI Industries Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FGI Industries Ltd. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity (parent’s net investment) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, PA

April 17, 2023

FGI INDUSTRIES LTD.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$10,067,428	$3,883,896
Accounts receivable, net	14,295,859	26,350,650
Inventories, net	13,292,591	21,263,961
Prepayments and other current assets	2,588,081	1,546,623
Prepayments and other receivables – related parties	5,643,649	3,119,822
Total current assets	45,887,608	56,164,952

PROPERTY AND EQUIPMENT, NET	1,269,971	387,655

OTHER ASSETS
Intangible assets	—	42,683
Operating lease right-of-use assets, net	9,815,572	8,087,969
Deferred tax assets, net	1,265,539	1,478,589
Other noncurrent assets	2,128,240	2,989,012
Total other assets	13,209,351	12,598,253
Total assets	$60,366,930	$69,150,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$9,795,052	$14,657,280
Accounts payable	14,718,969	32,009,851
Accounts payable – related parties	104,442	—
Income tax payable	33,350	1,220,939
Operating lease liabilities – current	1,543,031	1,315,848
Accrued expenses and other current liabilities	3,580,359	5,512,438
Total current liabilities	29,775,203	54,716,356

OTHER LIABILITIES
Operating lease liabilities – noncurrent	7,847,317	6,884,794
Total liabilities	37,622,520	61,601,150

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 and 7,000,000 shares issued and outstanding as of December 31, 2022 and 2021)	950	700
Additional paid-in capital	20,459,859	—
Parent’s net investment	—	7,549,010
Retained earnings	3,679,920	—
Accumulated other comprehensive loss	(1,396,319)	—
Total shareholders’ equity	22,744,410	7,549,710
Total liabilities and shareholders’ equity	$60,366,930	$69,150,860

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2022	2021
	USD	USD
REVENUES	$161,718,543	$181,943,027

COST OF REVENUES	130,209,538	149,740,619

GROSS PROFIT	31,509,005	32,202,408

OPERATING EXPENSES
Selling and distribution	17,533,028	17,636,820
General and administrative	7,830,023	6,194,789
Research and development	1,053,976	646,069
Total operating expenses	26,417,027	24,477,678

INCOME FROM OPERATIONS	5,091,978	7,724,730

OTHER (EXPENSES) INCOME
Interest income	3,159	37,143
Interest expense	(600,798)	(411,185)
Other income, net	46,211	1,516,862
Total other (expenses) income, net	(551,428)	1,142,820

INCOME BEFORE INCOME TAXES	4,540,550	8,867,550

PROVISION FOR INCOME TAXES
Current	658,694	1,183,282
Deferred	201,936	(221,648)
Total provision for income taxes	860,630	961,634

NET INCOME	3,679,920	7,905,916

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(741,587)	59,071

COMPREHENSIVE INCOME	$2,938,333	$7,964,987

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,335,616	7,000,000
Diluted	9,341,921	7,000,000

EARNINGS PER SHARE
Basic	$0.39	$1.13
Diluted	$0.39	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (PARENT’S NET INVESTMENT)

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Total
Balance at January 1, 2021	—	—	7,000,000	$700	—	$1,530,996	—	—	$1,531,696
Net income	—	—	—	—	—	7,905,916	—	—	7,905,916
Net distribution to Parent	—	—	—	—	—	(1,946,973)	—	—	(1,946,973)
Foreign currency translation adjustments	—	—	—	—	—	59,071	—	—	59,071
Balance at December 31, 2021	—	—	7,000,000	700	—	7,549,010	—	—	7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	$8,203,742	(7,549,010)	—	$(654,732)	—
Share-Based compensation	—	—	—	—	383,572		—	—	383,572
Issuance of ordinary shares upon Initial Public Offering (“IPO”), net			2,500,000	250	12,370,550				12,370,800
Net income							$3,679,920		3,679,920
Long-lived assets acquisition from affiliate					(498,005)				(498,005)
Foreign currency translation adjustments	—	—	—	—	—		—	(741,587)	(741,587)
Balance at December 31, 2022	—	—	9,500,000	$950	$20,459,859	$—	$3,679,920	$(1,396,319)	$22,744,410

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,679,920	$7,905,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	218,662	287,078
Share-based compensation	383,572	—
Provision for doubtful accounts	261,381	30,825
(Reversal of) provision of defective return	(1,696,263)	2,073,991
Foreign exchange transaction loss	7,417	234,742
Gain on Forgiveness of PPP loan	—	(1,680,900)
Deferred income taxes	213,050	(215,194)
Loss on disposal of property and equipment	—	14,825
Changes in operating assets and liabilities
Accounts receivable	13,489,673	(11,117,186)
Inventories	7,971,370	(12,955,619)
Prepayments and other current assets	(1,041,458)	(741,286)
Prepayments and other receivables – related parties	(2,523,826)	137,700
Other noncurrent assets	860,770	(2,818,008)
Income taxes	(1,187,589)	640,903
Right-of-use assets	858,322	1,223,307
Accounts payable	(17,290,882)	12,499,578
Accounts payable-related parties	104,442	—
Operating lease liabilities	(1,396,218)	(1,241,473)
Accrued expenses and other current liabilities	(1,932,078)	2,503,480
Net cash provided by (used in) operating activities	980,265	(3,217,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	400	5,949
Purchase of property and equipment	(1,064,223)	(57,839)
Net cash used in investing activities	(1,063,823)	(51,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from revolving credit facility	(4,862,228)	5,263,799
Net proceeds from issuance of ordinary shares in IPO	12,370,800	—
Excess payment over carrying value on long-lived assets acquisition from common-control affiliate	(498,005)	—
Net changes in parent company investment	—	(1,946,973)
Net cash provided by financing activities	7,010,567	3,316,826

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(743,477)	(182,277)

NET CHANGES IN CASH	6,183,532	(134,662)
CASH, BEGINNING OF YEAR	3,883,896	4,018,558
CASH, END OF YEAR	$10,067,428	$3,883,896
	—	—
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	(600,043)	(406,859)
Cash paid during the period for income taxes	(1,835,823)	(545,095)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net changes in parent company investment	—	(1,946,973)
New addition on Right-of-use assets	(2,585,925)	—

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

The accompanying consolidated financial statements reflect the activities of FGI and each of the following entities, in each case, as contemplated after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries, Inc.	● A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	● Incorporated on January 5, 1988
● Sales and distribution in the United States
FGI Europe Investment Limited	● A British Virgin Islands holding company	100% owned by FGI
● Incorporated on January 1, 2007
FGI International, Limited	● A Hong Kong company	100% owned by FGI
● Incorporated on June 2, 2021
● Sales, sourcing and product development
FGI Canada Ltd.	● A Canada company	100% owned by FGI
	● Incorporated on October 17, 1997	Industries, Inc.
● Sales and distribution in Canada
FGI Germany GmbH & Co. KG	● A German company	100% owned by FGI Europe
	● Incorporated on January 24, 2013	Investment Limited
● Sales and distribution in Germany
FGI China, Ltd.	● A PRC limited liability company	100% owned by FGI
	● Incorporated on August 19, 2021	International, Limited
● Sourcing and product development
FGI United Kingdom Ltd	● An UK company	100% owned by FGI Europe
	● Incorporated on December 10, 2021	Investment Limited
● Sales and distribution in UK
FGI Austrlasia Pty Ltd	● An Australia company	100% owned by FGI
● Incorporated on September 8, 2022
● Sales and distribution in Australia
Covered Bridge Cabinetry Manufacturing Co., Ltd	● A Cambodia company	100% owned by FGI
● Incorporated on April 21, 2022
● Manufacturing in Cambodia

Reorganization

On January 27, 2022, the following reorganization steps were collectively completed: (i) the incorporation of FGI International, Limited (“FGI International”) and FGI China, Ltd., (ii) FGI Industries, Inc. (formerly Foremost Groups, Inc.) (“FGI Industries”), which operates the kitchen and bath (“K&B”) sales and distribution business in the United States and, through its wholly-owned Canadian subsidiary, Foremost International Limited, in Canada, distributed 100% of the outstanding shares of stock of Foremost Kingbetter Food Equipment Inc. (“FKB”), which operates a separate furniture line of business, to Foremost Groups Ltd. (“Foremost”), FGI Industries’ sole shareholder; (iii) Foremost contributed the FKB shares to Foremost Home Inc. (“FHI”), a newly-formed wholly-owned subsidiary of Foremost; and (iv) Foremost contributed 100% of the outstanding shares of stock of each of FGI Industries, FGI Europe Investment Limited (“FGI Europe”), which, directly and, through its wholly-owned German subsidiary, FGI Germany GmbH & Co., operates the K&B sales and distribution business in Europe, and FGI International, which, directly and through its wholly-owned Chinese subsidiary, FGI China, Ltd., operates the K&B sales and distribution business in the remainder of the world, K&B product development and sourcing of K&B products in China, to the Company (collectively, the “Reorganization”), such that, immediately following the Reorganization, (x) Foremost owns 100% of the equity interests in each of the Company and FHI, (y) the Company owns 100% of the equity interests in each of FGI Industries, FGI Europe and FGI International, which collectively, and through subsidiaries, operate the K&B business worldwide (the “K&B Business”), and (z) FHI owns 100% of the equity interests in FKB.

Immediately before and as contemplated by the proposed Reorganization, each of the Companies, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and is ultimately controlled by Foremost. As such, the accompanying consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business (excluded otherwise) before the Reorganization. The consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect during the years ended December 31, 2022 and 2021. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand- alone basis during the years presented before the completion of the Reorganization.

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for years ended December 31, 2022 and 2021, respectively.

	For the Years Ended
	December 31,
	2022	2021
	USD	USD
Revenues	$34,470,623	$48,522,314
Cost of revenues	(27,735,284)	(41,169,282)
Gross profit	6,735,339	7,353,032
Selling and distribution expenses	(3,883,799)	(4,709,220)
General and administrative expenses	(322,825)	(1,395,573)
Research and development expenses	(219,346)	(559,495)
Income from operations	$2,309,369	$688,744

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for years ended December 31, 2022 and 2021, respectively.

	For the Years Ended
	December 31,
	2022	2021
	USD	USD
Revenues	$25,022,960	$114,990,732
Cost of revenues	(22,853,884)	(103,421,236)
Gross profit	2,169,076	11,569,496
Selling and distribution expenses	(517,408)	(1,436,696)
General and administrative expenses	(466,872)	(1,236,061)
Research and development expenses	(27,315)	(99,685)
Income from operations	$1,157,481	$8,797,054

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of December 31, 2022, the Company had approximately $10.1 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As of the date of the report, FGI Industries is in the process of obtaining extension for Corporate Borrower Annual Statements, a U.S. standalone reporting obligation, which will be due by April 30, 2023. If not meet this compliance, East West Bank has right to call the line of credit, please refer to Note 8 – Short-term loans.

If the Company is unable to realize its assets within the normal operating cycle of a twelve (12) month period, the Company may have to consider supplementing its available sources of funds through the following sources:

• other available sources of financing from other banks and financial institutions;

• sales of additional securities to the public or other investors ; and

• financial support from the Company’s shareholders.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, allowance for doubtful accounts, inventory reserve, accrued defective return, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.

Foreign currency translation and transaction

The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International which is incorporated in Hong Kong while adopting the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the consolidated statements of income and comprehensive income.

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.9653 and 6.3762 as of December 31, 2022 and 2021, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.7164 and 6.4543 the years ended December 31, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3541 and 1.2697 as of December 31, 2022 and 2021, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.2945 and 1.2549 for the years ended December 31, 2022 and 2021, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9338 and 0.8815 as of December 31, 2022 and 2021, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9474 and 0.8406 for the years ended December 31, 2022 and 2021, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the interest expenses and accrued expenses and other current liabilities in consolidated statements of cash flow. These reclassifications have no effect on the consolidated balance sheets and results of operations previously reported.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Accounts receivable, net

Accounts receivables include trade accounts due from customers. In establishing the required allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation and impairment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows:

Useful Life
Building	20 years
Leasehold Improvements	Lesser of lease term and expected useful life
Machinery and equipment	3 – 5 years
Furniture and fixtures	3 – 5 years
Vehicles	5 years
Molds	3 – 5 years

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of an asset based on the undiscounted future cash flows the asset is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2022 and 2021, no impairment of long-lived assets was recognized.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right- of-use assets (“ROU assets”), operating lease liabilities — current and operating lease liabilities — noncurrent on the consolidated balance sheets.

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

Revenue recognition

The Company recognized revenue in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customer. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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

The Company’s disaggregated revenues are summarized as follows:

	For the Years Ended
	December 31,
	2022	2021
	USD	USD
Revenues by product line
Sanitaryware	$104,806,342	$104,477,568
Bath Furniture	29,519,728	55,136,664
Shower System	21,586,888	19,116,188
Others	5,805,585	3,212,607
Total	$161,718,543	$181,943,027

	Revenues		Total assets
	For the Years Ended		As of
	December 31,		December 31,
	2022	2021	2022	2021
	USD	USD	USD	USD
Revenues/ total asset by geographic location
United States	$103,255,662	$112,725,240	$38,364,005	$46,670,656
Canada	41,025,288	50,391,183	14,584,946	22,453,527
Europe	16,844,015	18,826,604	343,946	84,123
Rest of World	593,578	-	7,074,033	(57,446)
Total	$161,718,543	$181,943,027	$60,366,930	$69,150,860

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the years ended December 31 2022 and 2021, shipping and handling expense was $842,827 and $1,166,945, respectively.

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company determines whether an award should be classified and accounted for as a liability award or an equity award. All the Company’s share- based awards were classified as equity awards and are recognized in the consolidated financial statements based on their grant date fair values.

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $383,572 and $0 in 2022 and 2021, respectively.

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

As of December 31, 2022, the tax years ended December 31, 2019 through December 31, 2021 for FGI Industries, Inc. remain open for statutory examination by tax authority.

We record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.

Comprehensive income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under US GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from the Company not using the U.S. Dollar as its functional currencies.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260 – Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2022 and 2021:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2022	2021
	USD	USD
Numerator:
Net income attributable to FGI Industries Ltd	$3,679,920	$7,905,916

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,335,616	7,000,000
Potentially dilutive shares from outstanding options/warrants	6,305	—
Weighted-average number of ordinary shares outstanding — diluted	9,341,921	7,000,000

Earnings per share — basic	$0.39	$1.13
Earnings per share — diluted	$0.39	$1.13

Potential ordinary shares that have an anti-dilutive effect are excluded from the calculation of diluted EPS. 668,469 and 2,925,000 number of options and warrants, respectively, were excluded from diluted EPS because their effects were anti-dilutive.

Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10 which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies including emerging growth companies. As an emerging growth company, the Company adopted this guidance from January 1, 2023, and the adoption of the standard will not have an impact on our financial position or results of operation.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
Accounts receivable	$16,330,540	$29,820,213
Allowance for doubtful accounts	(438,843)	(177,462)
Accrued defective return and discount	(1,595,838)	(3,292,101)
Accounts receivable, net	$14,295,859	$26,350,650

Movements of allowance for doubtful accounts are as follows:

	For the Year Ended	For the Years Ended
	December 31,	December 31,
	2022	2021
	USD	USD
Beginning balance	$177,462	$146,637
Addition	261,381	30,825
Ending balance	$438,843	$177,462

Movements of accrued defective return and discount accounts are as follows:

	For the Year Ended	For the Years Ended
	December 31,	December 31,
	2022	2021
	USD	USD
Beginning balance	$3,292,101	$1,218,110
(Provision) Addition, net	(1,696,263)	2,073,991
Ending balance	$1,595,838	$3,292,101

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
Finished product	$13,956,121	$21,808,119
Reserves for slow-moving inventories	(663,530)	(544,158)
Inventories, net	$13,292,591	$21,263,961

Movements of inventory reserves are as follows:

	For the Year Ended	For the Years Ended
	December 31,	December 31,
	2022	2021
	USD	USD
Beginning balance	$544,158	$595,425
Addition (Reversal)	119,372	(51,267)
Ending balance	$663,530	$544,158

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
Prepayments	$2,026,259	$1,366,782
Others	561,822	179,841
Total prepayments and other assets	$2,588,081	$1,546,623

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
Building*	$946,066	$—
Leasehold Improvements	1,074,206	1,043,187
Machinery and equipment	2,246,610	2,240,263
Furniture and fixtures	516,310	501,619
Vehicles	147,913	178,824
Molds	26,377	26,377
Subtotal	4,957,482	3,990,270
Less: accumulated depreciation	(3,687,511)	(3,602,615)
Total	$1,269,971	$387,655

*The building is not yet in service.

Depreciation expenses for the years ended December 31, 2022 and 2021 amounted to $175,979 and $201,711, respectively, which were included in general and administrative expenses on the consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of December 31, 2022, the Company’s leases have remaining lease terms up to 6.3 years.

The company also purchased an operating lease land from a common control affiliate for manufacturing purpose, which has remaining lease term up to 50 years and can be extended for another 50 years for $1.

For the years ended December 31, 2022, and 2021, the total lease expenses booked and paid was $1,715,232 and $1,611,948 respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
Operating lease right-of-use assets	$9,815,572	$8,087,969
Operating lease liabilities – current	$1,543,031	$1,315,848
Operating lease liabilities – noncurrent	7,847,317	6,884,794
Total operating lease liabilities	$9,390,348	$8,200,642

Information relating to the lease term and discount rate are as follows:

	As of	As of
	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	7.9 years	5.4 years
Weighted-average discount rate
Operating leases	4.7%	4.7%

As of December 31, 2022, the maturities of operating lease liabilities were as follows:

For the 12 months ending December 31,
2023	$1,949,269
2024	1,987,679
2025	1,714,731
2026	1,701,991
2027	1,708,077
Thereafter	1,678,112
Total lease payments	10,739,859
Less: imputed interest	(1,349,511)
Present value of lease liabilities	$9,390,348

Note 8 — Short-term loans

East West Bank loan

FGI Industries, Inc. (formerly named Foremost Groups, Inc.) (“FGI Industries”) has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. On November 25, 2022, the line was extended, to a new maturity date of December 21, 2024, and the current amount of maximum borrowings is $18,000,000. This is a assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of December 31, 2021, FGI Industries was not in compliance with this financial covenant; however, East West Bank provided a waiver for such non-compliance. As of December 31, 2022, FGI Industries was in compliance with this financial covenant. As of the date of report, FGI Industries is in process of obtaining extension for Corporate Borrower Annual Statements, a U.S. standalone reporting obligation, which will be due by April 30, 2023. If not meet this compliance, East West Bank has right to call the line of credit.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2022, and December 31, 2021 was 7.25% and 3.50%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9,795,052 and $14,657,280 as of December 31, 2022 and December 31, 2021, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the December 31, 2022 exchange rate). This is a assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2022 and 2021, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of December 31, 2022 and 2021. The facility matures at the discretion of HSBC Canada upon 60 days notice.

FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.

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

On January 27, 2022, the Company completed the Reorganization upon the consummation of the initial public offering (“IPO”). After the Reorganization and the IPO, the Company’s authorized share capital is $21,000 divided into (i) 200,000,000 Ordinary Shares of par value of $0.0001 each, and (ii) 10,000,000 Preference Shares of par value of $0.0001 each; 7,000,000 ordinary shares were issued and outstanding prior to the IPO and 9,500,000 ordinary shares were issued and outstanding subsequent to the IPO. The Company believes it is appropriate to reflect these share issuances as nominal share issuances on a retroactive basis similar to a stock split pursuant to ASC 260. The Company has retroactively adjusted all shares and per share data for all the periods presented.

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

The aggregated fair value of these Warrants on January 27, 2022 was $4.16 million. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying stock of $1.448; risk free rate of 1.66%; expected term of five years; exercise price of the warrants of $6.00; volatility of 44.00%; and expected future dividends of $0. As of the date of this report, 2,875,000 warrants were issued and outstanding; and none of the warrants have been exercised.

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

Note 10 — Share-based compensation

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

The maximum number of shares that may be sold by the Company under the ESPP will be 500,000 shares, plus an automatic annual increase in such amount on January 1 of each year beginning in 2022 and ending on (and including) January 1, 2031 equal to the lesser of: (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, or (ii) 300,000 shares, unless the Board determines that any annual increase shall be for a number of shares that is less than the number of shares determined by the application of clauses (i) and (ii). If the purchases by all participants in an offering period would otherwise cause the aggregate number of shares to be sold under the ESPP to exceed the then-applicable available shares under the ESPP, each participant in that offering period shall be allocated a ratable portion of the remaining number of shares which may be sold under the ESPP.

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

Restricted shares units (“RSU”)

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as at January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of December 31, 2022, no granted shares under this plan are vested.

On April 13, 2022, the board of directors approved the issuance of 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as at April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of December 31, 2022, no granted shares under this plan are vested.

On May 11, 2022, the board of directors approved the issuance of 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The fair value for these RSUs was $198,000 based on the closing share price of $2.26 as at May 11, 2022. If the maximum performance is met, the Company will issue additional 43,805 RSUs per this plan with fair value of $99,000. As of December 31, 2022, no granted shares under this plan are vested.

On May 17, 2022, the board of directors approved the issuance of 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions and will vest on December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as at May 17, 2022. As of December 31, 2022, no granted shares under this plan are vested.

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of December 31, 2021	—
Granted	296,474
Vested	—
Non-vested as of December 31, 2022	296,474

The following is a summary of the status of restricted share at December 31,2022:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	183,750	2.08
$2.52	8,750	2.25
$2.26	87,611	2.33
$2.20	16,363	2.50
	296,474

Share options (“Options”)

On March 24, 2022, the board of directors approved the issuance of 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2022, no granted options under this plan are vested.

On April 13, 2022, the board of directors approved the issuance of 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2022, no granted options under this plan are vested.

On May 11, 2022, the board of directors approved the issuance of 184,627 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $198,000 determined using the Black-Scholes simplified method at the per option fair value of $1.07. All these options are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The actual number of options were determined, no additional options would be granted per performance threshold. As of December 31, 2022, no granted options under this plan are vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2021	—	—	—	—	—
Granted	380,745	2.54	1.19	10.00	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at December 31, 2022	380,745	2.54	1.19	9.35	181,620
Vested and exercisable at December 31, 2022	—	—	—	—	—

For the years ended December 31, 2022 and 2021, the total fair value of options awarded was $454,373 and $0, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the year ended December 31, 2022. The assumptions used to value the options granted to employees were as follows:

For the years ended
December 31,
	2022	2021
Risk-free interest rate	2.49 - 2.92%	—
Expected volatility range	40.30 - 45.67%	—
Fair market value per ordinary share as at grant dates	$2.26 - 3.07	—

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the years ended
	December 31,
	2022	2021
	USD	USD
Selling and distribution expenses	108,694	—
General and administrative expenses	274,878	—
Total share-based compensation expenses	383,572	—

As of December 31, 2022, there was $1,043,273 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.20 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Years Ended
	December 31,
	2022	2021
	USD	USD
Income components
United States	$991,240	$(466,361)
Outside United States	3,549,310	9,333,911
Total pre-tax income	$4,540,550	$8,867,550
Provision for income taxes
Current
Federal	$54,504	$—
State	9,923	(6,030)
Foreign	594,267	1,189,312
	658,694	1,183,282
Deferred
Federal	146,843	(175,529)
State	52,034	(46,119)
Foreign	3,059	—
	201,936	(221,648)
Total provision for income taxes	$860,630	$961,634

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Years Ended
	December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	1.0	(0.8)
Foreign operations	(3.3)	(8.7)
Permanent items	0.1	(3.8)
Foreign dividends and earnings taxable in the United States	—	(2.4)
Others	0.1	5.5
Effective tax rate	18.9%	10.8%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	December 31, 2022	December 31, 2021
	USD	USD
Deferred tax assets
Allowance for doubtful accounts	$109,713	$44,368
Other reserve	144,333	144,794
Accrued expenses	126,992	134,576
Lease liability	2,144,348	1,749,430
Charitable contributions	8,565	8,565
Business interest limitation	385,069	385,084
Net operating loss – federal	414,905	633,700
Net operating loss – state	75,863	128,569
Other	46,005	60,171
Total deferred tax assets	3,455,793	3,289,257
Less: valuation allowance	—	—
Net deferred tax assets	3,455,793	3,289,257
Deferred tax liabilities
Fixed assets	2,190,254	1,799,996
Intangibles	—	10,672
Total deferred tax liabilities	2,190,254	1,810,668
Deferred tax assets, net of deferred tax liabilities	$1,265,539	$1,478,589

The deferred tax assets related to the Company’s net operating losses of $3,174,799 (Federal $1,975,734 and States $1,199,065) and $5,150,646 (Federal $3,017,614 and States $2,133,032) as of December 31, 2022 and 2021, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at December 31, 2022, 2021 or 2020. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Note 12 — Related party transactions and balances

Sales/ Purchase from a related party – consisted of the following:

		Nature of	For the year ended December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	$—	$2,400,064
Focal Capital Holding Limited	An entity under common control	Purchase	9,850,083	11,082,497
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	5,812,457	—
			$15,662,540	$13,482,561

		Nature of	For the year ended December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Foremost Worldwide Co., Ltd	An entity under common control	Sales	$593,578	$—
			$593,578	$—

The ending balance of such transactions as of December 31, 2022 and December 31, 2021, are listed of the following:

Prepayments — related parties

	December 31,	December 31,
Name of Related Party	2022	2021
	USD	USD
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$—	$415,098
Focal Capital Holding Limited	3,806,873	2,670,243
	$3,806,873	$3,085,341

Accounts Payables — related parties

	December 31,	December 31,
Name of Related Party	2022	2021
	USD	USD
Foremost Worldwide Co., Ltd	$104,442	$—
	$104,442	$—

Shared Service and Miscellaneous expenses – related party

On January 14, 2022, FGI Industries, Inc. entered into a Shared Services Agreement with FHI, total amounts provided to FHI under the FHI Share Services Agreement in 2022 were $1,122,996, which was booked under selling and distribution expenses and administration expenses.

On January 14, 2022, FGI entered into a Worldwide Shared Services Agreement with Foremost Worldwide, total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement in 2022 were $126,745.

The ending balance as of December 31, 2022 and December 31, 2021, are listed of the following:

		Nature of	December 31,	December 31,
Name of Related Party	Relationship	transactions	2022	2021
			USD	USD
Foremost Xingye Business Consultancy (Shenzhen) Co., Ltd.	An entity under common control	Miscellaneous expenses	$—	$34,481
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	1,879,249	—
Foremost Worldwide Co.,Ltd	An entity under common control	Shared services and Miscellaneous expenses	(42,473)	—
			$1,836,776	$34,481

Property purchase — related party

In July 2022, FGI entered into a property purchase agreement with a common control related party to purchase a building and sub-lease the land use right with an initial term of 50 years in amount of $1,963,521. As building and sub-lease the land use right were recorded at historic cost in amount of $946,066 and $519,450, respectively. The excess payment over carrying value $498,005 was recorded under shareholders equity statement.

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.75% of the voting control of Foremost, the Company’s majority shareholder and guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 0.1 million (approximately USD 0.1 million) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2022, cash balance of CAD 7.7 million (USD 5.7 million) was maintained at financial institutions in Canada, of which CAD 7.6 million (USD 5.6 million) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of NTD 3.0 million (approximately USD 0.1 million) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2022, an aggregated cash balance of USD 4.1 million, consisted from four bank accounts, was maintained at financial institutions in Taiwan, of which USD 3.7 million was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 0.1 million (approximately USD 0.1 million) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2022, cash balance of EUR 0.1 million (USD 0.1 million) was maintained at financial institutions in Europe, of which EUR 5,965 (USD 6,388) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the year ended December 31, 2022, two customers accounted for 22.2% and 22.13% of the Company’s total revenues, respectively. For the year ended December 31, 2021, three customers accounted for 24.2%, 15.1% and 10.5% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the years ended December 31, 2022 and 2021.

As of December 31, 2022, two customers accounted for 36.7% and 13.6% of the total balance of accounts receivable, respectively. As of December 31, 2021, four customers accounted for 22.4%, 14.0%,13.1% and 12.1% of the total balance of accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of December 31, 2022, and 2021.

Vendor concentration risk

For the year ended December 31, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 51.8% of the Company’s total purchases. For the year ended December 31, 2021, Huida accounted for 42.8% of the Company’s total purchases. No other supplier accounts for more than 10% of the Company’s total purchases for the years ended December 31, 2022 and 2021.

As of December 31, 2022, Huida accounted for 85.5% of the total balance of accounts payable. As of December 31, 2021, Huida accounted for 66.1% of the total balance of accounts payable. No other supplier accounts for more than 10% of the Company’s accounts payable as of December 31, 2022 and 2021.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were ineffective and listed in below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2022:

●	weaknesses in IT security environment, controls and procedures including lack of formal IT policies and procedures;
●	lack of sufficient documentation of our existing financial processes, risk assessment and internal controls activities and assessment of effectiveness of internal controls; and inadequate segregation of duties for certain functions due to limited staffs and resources.

Accordingly, the Company concluded that these material weaknesses resulted as there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

We are determining the initiatives to  undertake in order to remediate the identified material weaknesses and other deficiencies and enhance our internal controls.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022

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
4.4

Warrant Agent Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Continental Stock Trading and Trust Company. (incorporated by reference from Exhibit 4.4 to the

Company’s Annual Report on Form 10-K filed on March 31, 2022).

4.5	Form of Warrant (included in Exhibit 4.4, as Exhibit A to the Warrant Agent Agreement).
4.6	Description of Company Securities. (incorporated by reference from Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).
10.1#

Agreement for Co-operations, dated October 20, 2000, by and between FGI Industries, Inc. and Tangshan Huida Ceramic Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).

10.2

Shared Services Agreement, dated January 14, 2022, by and between FGI Industries, Inc. and Foremost Home Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.3*	Amended and Restated Shared Services Agreement, dated January 1, 2023, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd.
10.4*	Amended and Restated Global Sourcing and Purchase Agreement, dated January 1, 2023, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd.
10.5

Sales and Purchase Agreement, dated January 14, 2022, by and between FGI International, Ltd. and FGI Industries, Inc. (incorporated by reference from Exhibit 10.5 to the Company’s Annual

Report on Form 10-K filed on March 31, 2022).

10.6

Sales and Purchase Agreement, dated January 28, 2022, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference from Exhibit 10.6 to the Company’s

Annual Report on Form 10-K filed on March 31, 2022).

Exhibit
Number	Description

10.7†	FGI Industries Ltd. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2022).
10.8†	FGI Industries Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.9†	FGI Industries Ltd. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.10†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.11†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.12†	Form of Performance Based Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.13†	Form of Performance Based Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
10.14†	Form of Director Retainer Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.15†

Employment Agreement, dated January 24, 2022, by and between FGI Industries Ltd. and David Bruce. (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form

10-K filed on March 31, 2022).

10.16†

Employment Agreement, dated January 24, 2022, by and between FGI Industries Ltd. and Perry Lin. (incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K

filed on March 31, 2022).

10.17†

Form of Indemnification Agreement by and between FGI Industries Ltd. and its individual directors (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed October 4, 2021).

10.18

Business Loan Agreement, by and between East West Bank and FGI Industries, Inc.

(f/k/a Foremost Groups, Inc.), dated October 31, 2022 but effective November 25, 2022

(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on

December 1, 2022).

10.19*	Facility Letter by and between HSBC Bank Canada and FGI Canada Ltd., dated December 2, 2021.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in Signature Page of Form 10-K).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certifications.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Indicates management contract or compensatory plan or arrangement.
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2023
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

Signature	Title	Date

/s/ David Bruce	Chief Executive Officer and Director	April 17, 2023
David Bruce	(Principal Executive Officer)

/s/ Perry Lin	Chief Financial Officer	April 17, 2023
Perry Lin	(Principal Financial and Accounting Officer)

/s/ John Chen	Executive Chairman and Director	April 17, 2023
John Chen

/s/ Todd Heysse	Director	April 17, 2023
Todd Heysse

/s/ Kellie Zesch Weir	Director	April 17, 2023
Kellie Zesch Weir

/s/ Jae Chung	Director	April 17, 2023
Jae Chung