Form 10-Q
period 2023-03-31
FGI Industries Ltd.
filed 2023-05-15
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2023

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

The number of shares outstanding of the registrant's common stock on May 12, 2023 was 9,500,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential repair and remodel activity, and to a lesser extent, new home construction;
●	the effects of inflationary pressures and interest rates on the demand for our products, our costs and our ability to access capital;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$7,380,212	$10,067,428
Accounts receivable, net	12,106,710	14,295,859
Inventories, net	9,876,132	13,292,591
Prepayments and other current assets	2,928,377	2,588,081
Prepayments and other receivables – related parties	5,304,314	5,643,649
Total current assets	37,595,745	45,887,608

PROPERTY AND EQUIPMENT, NET	1,308,697	1,269,971

OTHER ASSETS
Operating lease right-of-use assets, net	16,263,039	9,815,572
Deferred tax assets, net	1,365,703	1,265,539
Other noncurrent assets	2,172,009	2,128,240
Total other assets	19,800,751	13,209,351
Total assets	$58,705,193	$60,366,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$8,426,548	$9,795,052
Accounts payable	8,159,699	14,718,969
Accounts payable – related parties	568,406	104,442
Income tax payable	163,801	33,350
Operating lease liabilities – current	1,191,178	1,543,031
Accrued expenses and other current liabilities	3,003,691	3,580,359
Total current liabilities	21,513,323	29,775,203

OTHER LIABILITIES
Operating lease liabilities – noncurrent	14,611,015	7,847,317
Total liabilities	36,124,338	37,622,520

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and 2022)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 and 7,000,000 shares issued and outstanding as of March 31, 2023 and 2022)	950	950
Additional paid-in capital	20,579,580	20,459,859
Retained earnings	3,376,545	3,679,920
Accumulated other comprehensive loss	(1,376,220)	(1,396,319)
Total shareholders’ equity	22,580,855	22,744,410
Total liabilities and shareholders’ equity	$58,705,193	$60,366,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2023	2022
	USD	USD
REVENUES	$27,162,266	$43,575,239

COST OF REVENUES	19,960,108	36,050,653

GROSS PROFIT	7,202,158	7,524,586

OPERATING EXPENSES
Selling and distribution	4,711,089	4,677,352
General and administrative	2,142,245	1,842,807
Research and development	351,751	313,681
Total operating expenses	7,205,085	6,833,840

(LOSS) INCOME FROM OPERATIONS	(2,927)	690,746

OTHER (EXPENSES) INCOME
Interest income	1,375	31
Interest expense	(249,637)	(131,752)
Other (loss) income, net	(19,557)	98,845
Total other (expenses), net	(267,819)	(32,876)

(LOSS) INCOME BEFORE INCOME TAXES	(270,746)	657,870

PROVISION FOR INCOME TAXES
Current	132,793	171,499
Deferred	(100,164)	(43,822)
Total provision for income taxes	32,629	127,677

NET (LOSS) INCOME	(303,375)	530,193

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	20,099	(57,180)

COMPREHENSIVE (LOSS) INCOME	$(283,276)	$473,013

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,500,000	8,833,333
Diluted	9,508,750	10,941,667

EARNINGS PER SHARE
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Total
Balance at December 31, 2021	—	—	7,000,000	$700	—	$7,549,010	—	—	$7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	$8,203,742	(7,549,010)	—	$(654,732)	—
Share-Based compensation	—	—	—	—	39,812		—	—	39,812
Issuance of ordinary shares upon Initial Public Offering (“IPO”), net			2,500,000	250	12,370,550		$—		12,370,800
Net income	—	—	—	—	—	—	530,193	—	530,193
Foreign currency translation adjustments	—	—	—	—	—	—	—	(57,180)	(57,180)
Balance at March 31, 2022	—	—	9,500,000	$950	$20,614,104	—	$530,193	$(711,912)	$20,433,335

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Total
Balance at December 31, 2022	—	—	9,500,000	$950	20,459,859	$—	3,679,920	(1,396,319)	$22,744,410
Share-Based compensation	—	—	—	—	119,721		—	—	119,721
Net loss	—	—	—	—	—	—	(303,375)	—	(303,375)
Foreign currency translation adjustments	—	—	—	—	—	—	—	20,099	20,099
Balance at March 31, 2023	—	—	9,500,000	$950	$20,579,580	—	$3,376,545	$(1,376,220)	$22,580,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(303,375)	$530,193
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	35,560	68,957
Share-based compensation	119,721	39,812
Provision for doubtful accounts	56,932	67,644
Provision of (reversal of) defective return	460,258	(284,548)
Foreign exchange transaction gain (loss)	33,906	(20,460)
Deferred income taxes	(100,164)	(32,708)
Adjustment for Right of use assets	(89,093)	—
Changes in operating assets and liabilities
Accounts receivable	1,671,959	5,942,915
Inventories	3,416,459	(317,256)
Prepayments and other current assets	(340,296)	(1,055,788)
Prepayments and other receivables – related parties	339,335	(4,200,435)
Other noncurrent assets	(43,769)	(606,253)
Income taxes	130,451	(616,952)
Right-of-use assets	385,477	313,929
Accounts payable	(6,559,270)	(8,085,105)
Accounts payable-related parties	463,964	—
Operating lease liabilities	(332,006)	(311,233)
Accrued expenses and other current liabilities	(576,668)	(499,440)
Net cash used in operating activities	(1,230,619)	(9,066,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(74,173)	(24,383)
Net cash used in investing activities	(74,173)	(24,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from revolving credit facility	(1,368,504)	1,664,130
Net proceeds from issuance of ordinary shares in IPO	—	12,370,800
Excess payment over carrying value on long-lived assets acquisition from common-control affiliate
Net cash (used in) provided by financing activities	(1,368,504)	14,034,930

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(13,920)	(34,378)

NET CHANGES IN CASH	(2,687,216)	4,909,442
CASH, BEGINNING OF YEAR	10,067,428	3,883,896
CASH, END OF YEAR	$7,380,212	$8,793,338

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	(250,263)	(130,954)
Cash paid during the period for income taxes	(2,263)	(784,689)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on Right-of-use assets	(7,444,961)

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries, Inc.	● A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	● Incorporated on January 5, 1988
● Sales and distribution in the United States
FGI Europe Investment Limited	● A British Virgin Islands holding company	100% owned by FGI
● Incorporated on January 1, 2007
FGI International, Limited	● A Hong Kong company	100% owned by FGI
● Incorporated on June 2, 2021
● Sales, sourcing and product development
FGI Canada Ltd.	● A Canadian company	100% owned by FGI
	● Incorporated on October 17, 1997	Industries, Inc.
● Sales and distribution in Canada
FGI Germany GmbH & Co. KG	● A German company	100% owned by FGI Europe
	● Incorporated on January 24, 2013	Investment Limited
● Sales and distribution in Germany
FGI China, Ltd.	● A PRC limited liability company	100% owned by FGI
	● Incorporated on August 19, 2021	International, Limited
● Sourcing and product development
FGI United Kingdom Ltd	● An UK company	100% owned by FGI Europe
	● Incorporated on December 10, 2021	Investment Limited
● Sales and distribution in UK
FGI Australasia Pty Ltd	● An Australian company	100% owned by FGI
● Incorporated on September 8, 2022
● Sales and distribution in Australia
Covered Bridge Cabinetry	● A Cambodian company	100% owned by FGI
Manufacturing Co., Ltd	● Incorporated on April 21, 2022
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

Immediately before and after the Reorganization, each of the Company, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and remains ultimately controlled by Foremost. As such, the accompanying unaudited condensed consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business before the Reorganization. The unaudited condensed consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect during the entirety of the three months ended March 31, 2022. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand-alone basis during the periods presented before the completion of the Reorganization.

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

On January 14, 2022, the Company entered into a shared services agreement (the “Worldwide Shared Services Agreement”) with Foremost Worldwide Co., Ltd. (“Foremost Worldwide”) pursuant to which Foremost Worldwide provides FGI Industries with general and administrative services, information technology system services and human resources services, in Taiwan. The terms of the Worldwide Services Agreement as between the service provider and recipient are substantially identical to those of the FHI Shared Services Agreement, including calculation of service fees and termination provisions, with Foremost Worldwide providing services and FGI Industries paying Foremost Worldwide for such services. On January 1, 2023, the Worldwide Services Agreement was amended and restated to include additional digital online and related services.

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
	March 31,
	2023	2022
	USD	USD
Revenues	$963,201	$11,695,792
Cost of revenues	(767,963)	(9,466,904)
Gross profit	195,238	2,228,888
Selling and distribution expenses	58,160	(1,072,811)
General and administrative expenses	—	(194,647)
Research and development expenses	—	(131,288)
Income from operations	$253,398	$830,142

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
	March 31,
	2023	2022
	USD	USD
Revenues	$—	$19,994,801
Cost of revenues	—	(18,586,498)
Gross profit	—	1,408,303
Selling and distribution expenses	—	(297,678)
General and administrative expenses	—	(116,962)
Research and development expenses	—	(11,776)
Income from operations	$—	$981,887

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of March 31, 2023, the Company had approximately $7.4 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As further described in Note 8, as of the date of the report, our wholly owned subsidiary FGI Industries Inc. has obtained an extension for the Corporate Borrower Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement with East West Bank, which were due by April 30, 2023.

If the Company is unable to realize its assets within the normal operating cycle of a twelve (12) month period, the Company may have to consider supplementing its available sources of funds through the following sources:

• other available sources of financing from other banks and financial institutions;

• sales of additional securities to the public or other investors; and

• financial support from the Company’s shareholders.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due over the next twelve (12) months.

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

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

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, allowance for doubtful accounts, inventory reserve, accrued defective return, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.

Foreign currency translation and transaction

The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International, which is incorporated in Hong Kong and adopted the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.8770 and 6.9653 as of March 31, 2023 and December 31, 2022, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.8943 and 6.3532 for the three months ended March 31, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3541 and 1.3541 as of March 31, 2023 and December 31, 2022, respectively; shareholders’ equity or parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3541 and 1.2697 for the three months ended March 31, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9194 and 0.9338 as of March 31, 2023 and December 31, 2022, respectively; parent’s net investment accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9337 and 0.8887 for the three months ended March 31, 2023 and 2022, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the interest expenses and accrued expenses and other current liabilities in consolidated statements of cash flow. These reclassifications have no effect on the consolidated balance sheets and results of operations previously reported.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

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

Revenue recognition

The Company recognized revenue in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended
	March 31,
	2023	2022
	USD	USD
Revenues by product line
Sanitaryware	$15,354,546	$26,794,255
Bath Furniture	4,966,659	10,115,812
Shower System	5,030,557	5,961,119
Others	1,810,504	704,053
Total	$27,162,266	$43,575,239

	Revenues		Total assets
	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues/ total asset by geographic location
United States	$17,532,126	$27,353,195	$33,797,006	$38,364,005
Canada	6,520,984	12,296,002	19,622,656	14,584,946
Europe	3,109,156	3,926,042	368,696	343,946
Rest of World	—	—	4,916,835	7,074,033
Total	$27,162,266	$43,575,239	$58,705,193	$60,366,930

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended March 31, 2023 and 2022, shipping and handling expense was $103,714 and $247,109, respectively.

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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $119,720 and $39,812 for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, the tax years ended December 31, 2019 through December 31, 2021 for FGI Industries, Inc. remain open for statutory examination by tax authority.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022
	USD	USD
Numerator:
Net income attributable to FGI Industries Ltd	$(303,375)	$530,193

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,500,000	8,833,333
Potentially dilutive shares from outstanding options/warrants	8,750	2,108,334
Weighted-average number of ordinary shares outstanding — diluted	9,508,750	10,941,667

Earnings per share — basic	$(0.03)	$0.06
Earnings per share — diluted	$(0.03)	$0.05

Potential ordinary shares that have an anti-dilutive effect are excluded from the calculation of diluted EPS 916,682 and 2,925,000 number of options and warrants, respectively, were excluded from diluted EPS because their effects were anti-dilutive.

Segment reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10, which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies, including emerging growth companies. As an emerging growth company, the Company adopted this guidance from January 1, 2023 and did not have an impact on its unaudited condensed consolidated financial statements.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
Accounts receivable	$14,658,581	$16,330,540
Allowance for doubtful accounts	(495,775)	(438,843)
Accrued defective return and discount	(2,056,096)	(1,595,838)
Accounts receivable, net	$12,106,710	$14,295,859

Movements of allowance for doubtful accounts are as follows:

	For the Three Months Ended	For the Years Ended
	March 31,	December 31,
	2023	2022
	USD	USD
Beginning balance	$438,843	$177,462
Addition	56,932	261,381
Ending balance	$495,775	$438,843

Movements of accrued defective return and discount accounts are as follows:

	For the Three Months Ended	For the Years Ended
	March 31,	December 31,
	2023	2022
	USD	USD
Beginning balance	$1,595,838	$3,292,101
Addition (Provision), net	460,258	(1,696,263)
Ending balance	$2,056,096	$1,595,838

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
Finished product	$10,624,372	$13,956,121
Reserves for slow-moving inventories	(748,240)	(663,530)
Inventories, net	$9,876,132	$13,292,591

Movements of inventory reserves are as follows:

	For the Three Months Ended	For the Years Ended
	March 31,	December 31,
	2023	2022
	USD	USD
Beginning balance	$663,530	$544,158
Addition	84,710	119,372
Ending balance	$748,240	$663,530

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
Prepayments	$2,363,600	$2,026,259
Others	564,777	561,822
Total prepayments and other assets	$2,928,377	$2,588,081

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
Building*	$946,066	$946,066
Leasehold Improvements	1,074,206	1,074,206
Machinery and equipment	2,320,934	2,246,610
Furniture and fixtures	516,310	516,310
Vehicles	147,912	147,913
Molds	26,377	26,377
Subtotal	5,031,805	4,957,482
Less: accumulated depreciation	(3,723,108)	(3,687,511)
Total	$1,308,697	$1,269,971

*The building is not yet in service.

Depreciation expense for the three months ended March 31, 2023, and 2022 amounted to $35,560 and $47,615, respectively, which were included in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of March 31, 2023, the Company’s leases have remaining lease terms up to 11.9 years.

The company also purchased an operating lease land from a common control affiliate for manufacturing, which has remaining lease term up to 50 years and can be extended for another 50 years for $1.

For the three months ended March 31, 2023 and 2022, the total lease expenses paid was $417,679 and $410,152, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
Operating lease right-of-use assets	$16,263,039	$9,815,572
Operating lease liabilities – current	$1,191,178	$1,543,031
Operating lease liabilities – noncurrent	14,611,015	7,847,317
Total operating lease liabilities	$15,802,193	$9,390,348

Information relating to the lease term and discount rate are as follows:

	As of	As of
	March 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	9.9 years	7.9 years
Weighted-average discount rate
Operating leases	5.6%	4.7%

As of September 30, 2022, the maturities of operating lease liabilities were as follows:

For the 12 months ending March 31,
2023	$2,054,699
2024	2,423,064
2025	2,548,107
2026	2,623,112
2027	2,529,088
Thereafter	8,656,128
Total lease payments	20,834,198
Less: imputed interest	(5,032,005)
Present value of lease liabilities	$15,802,193

Note 8 — Short-term loans

Bank loan

Our wholly-owned subsidiary FGI Industries, Inc. (formerly named Foremost Groups, Inc.) (“FGI Industries”) has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.75% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement has a maturity date of December 21, 2024. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of March 31, 2023, FGI Industries was in compliance with this financial covenant. FGI Industries is also required to provide the lender with certain periodic financial information, including annual financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained an extension to June 30, 2023 for such Corporate Borrower Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2023.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of March 31, 2023, and December 31, 2022 was 7.75% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $8,426,548 and $9,795,052 as of March 31, 2023, and December 31, 2022, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the March 31, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2023, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of March 31, 2023, and December 31, 2022. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility with HSBC Canada of up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding $3,000,000.

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

Restricted shares units (“RSU”)

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as at January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of March 31, 2023, no granted shares under this plan are vested.

On April 13, 2022, the board of directors approved the issuance of 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as at April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2023, no granted shares under this plan are vested.

On May 11, 2022, the board of directors approved the issuance of 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The fair value for these RSUs was $198,000 based on the closing share price of $2.26 as at May 11, 2022. If the maximum performance is met, the Company will issue additional 43,805 RSUs per this plan with fair value of $99,000. As of March 31, 2023, no granted shares under this plan are vested.

On May 17, 2022, the board of directors approved the issuance of 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions and will vest on December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as at May 17, 2022. As of March 31, 2023, no granted shares under this plan are vested.

On March 23, 2023, the board of directors approved the issuance of 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The fair value for these RSUs was $201,000 based on the closing share price of $2.08 as at March 29, 2023. If the maximum performance is met, the Company will issue additional 48,317 RSUs per this plan with fair value of $100,500. As of March 31, 2023, no granted shares under this plan are vested.

On March 23, 2023, the board of directors approved the issuance of 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions and will vest on December 31, 2025. The fair value for these RSUs was $36,000 based on the closing share price of $2.08 as at March 29, 2023. As of March 31, 2023, no granted shares under this plan are vested

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of December 31, 2021	—
Granted	410,458
Vested	—
Non-vested as of March 31, 2023	410,458

The following is a summary of the status of restricted share at March 31, 2023:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	183,750	1.83
$2.52	8,750	2.00
$2.26	87,611	2.08
$2.20	16,363	2.25
$2.08	96,635	3.00
$2.08	17,349	3.00
	410,458

Share options (“Options”)

On March 24, 2022, the board of directors approved the issuance of 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2023, no granted options under this plan are vested.

On April 13, 2022, the board of directors approved the issuance of 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2023, no granted options under this plan are vested.

On May 11, 2022, the board of directors approved the issuance of 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. All these options are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The actual number of options 159,881 shares were determined, no additional options would be granted per performance threshold. As of March 31, 2023, no granted options under this plan are vested.

On March 23, 2023, the board of directors approved the issuance of 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The actual number of options were determined, no additional options would be granted per performance threshold. As of March 31, 2023, no granted options under this plan are vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2022	380,745	2.54	1.19	9.35	—
Granted	158,976	2.08	1.26	10.00	—
Forfeited	24,746	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at March 31, 2023	514,975	2.41	1.22	9.38	154,405
Vested and exercisable at March 31, 2023	—	—	—	—	—

For the three months ended March 31, 2023 and 2022, the total fair value of options awarded was $628,834 and $141,401, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the three months ended March 31, 2023. The assumptions used to value the options granted to employees were as follows:

	For the
	three months ended	For the year ended
	March 31,	December 31,
	2023	2022
Risk-free interest rate	3.65%	2.49 - 2.92%
Expected volatility range	63.36%	40.30 - 45.67%
Fair market value per ordinary share as at grant dates	$2.08	$2.26 - 3.07

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the three months ended
	March 31,
	2023	2022
	USD	USD
Selling and distribution expenses	31,248	14,950
General and administrative expenses	88,472	24,862
Total share-based compensation expenses	119,720	39,812

As of March 31, 2023, there was $1,335,214 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.29 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended
	March 31,
	2023	2022
	USD	USD
Income components
United States	$(438,842)	$(233,734)
Outside United States	168,096	891,604
Total pre-tax income	$(270,746)	$657,870
Provision for income taxes
Current
Federal	$(541)	$—
State	(2,754)	3,973
Foreign	136,088	167,526
	132,793	171,499
Deferred
Federal	(100,563)	(35,370)
State	399	(8,452)
Foreign	—	—
	(100,164)	(43,822)
Total provision for income taxes	$32,629	$127,677

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	4.7	(0.6)
Foreign operations	(37.2)	(4.0)
Permanent items	(1.3)	1.8
Deferred rate changes	(6.8)	—
Others	7.6	0.1
Effective tax rate	(12.1)%	18.3%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	March 31, 2023	December 31, 2022
	USD	USD
Deferred tax assets
Allowance for doubtful accounts	$121,032	$109,713
Other reserve	146,402	144,333
Accrued expenses	163,210	126,992
Lease liability	2,027,769	2,144,348
Charitable contributions	8,363	8,565
Business interest limitation	422,692	385,069
Net operating loss – federal	414,905	414,905
Net operating loss – state	76,385	75,863
Other	46,006	46,005
Total deferred tax assets	3,426,764	3,455,793
Less: valuation allowance	—	—
Net deferred tax assets	3,426,764	3,455,793
Deferred tax liabilities
Fixed assets	2,087,915	2,190,254
Intangibles	(26,854)	—
Total deferred tax liabilities	2,061,061	2,190,254
Deferred tax assets, net of deferred tax liabilities	$1,365,703	$1,265,539

The deferred tax assets related to the Company’s net operating losses of $3,192,687 (Federal $1,975,734 and States $1,216,953) and $3,174,799 (Federal $1,975,734 and States $1,199,065) as of March 31, 2023 and December 31, 2022, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at March 31, 2023 or, December 31, 2022. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

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

Note 12 — Related party transactions and balances

Purchase from a related party – consisted of the following:

		Nature of	For the three months ended March 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$2,847,761	$4,169,794
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	653,229	36,838
			$3,500,990	$4,206,632

The ending balance of such transactions as of March 31, 2023 and December 31, 2022, are listed of the following:

Prepayments — related parties

	March 31,	December 31,
Name of Related Party	2023	2022
	USD	USD
Focal Capital Holding Limited	3,429,656	3,806,873
	$3,429,656	$3,806,873

Accounts Payables — related parties

	March 31,	December 31,
Name of Related Party	2023	2022
	USD	USD
Foremost Worldwide Co., Ltd	$568,406	$104,442
	$568,406	$104,442

Shared Service and Miscellaneous expenses – related party

FGI Industries, Inc. is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement for the three months ended March 31, 2023 and 2022 were $244,614 and $252,372, respectively, which were booked under selling and distribution expenses and administration expenses.

FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the three months ended March 31, 2023 and 2022 were $69,344 and $47,895, respectively.

Other Payables — related parties

		Nature of	March 31,	December 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD
F.P.Z FURNITURE (CAMBODIA) CO., LTD.	An entity under common control	Miscellaneous expenses	$(17,010)	$—
Focal Capital Holding Limited	An entity under common control	Miscellaneous expenses	(48,351)	—
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	2,088,824	1,879,249
Foremost Worldwide Co.,Ltd	An entity under common control	Shared services and Miscellaneous expenses	(148,805)	(42,473)
			$1,874,658	$34,481

Property purchase — related party

In July 2022, FGI entered into a property purchase agreement with a common control related party to purchase a building and sub-leased the land use right with an initial term of 50 years in amount of $1,963,521. The building and sub-lease the land use right were recorded at historic cost in amount of $946,066 and $519,450, respectively. The excess payment over carrying value $498,005 was recorded under shareholders equity statement.

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.75% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD 250,000 if the bank with which a depositor holds its eligible deposit fails. As of March 31, 2023, a cash balance of USD 548,039 was maintained at financial institutions in the United States, of which USD 244,784 was subject to credit risk. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 74,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2023, a cash balance of CAD 8,125,442 (USD 6,000,621) was maintained at financial institutions in Canada, of which CAD 8,025,442 (USD 5,926,771) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 98,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2023, an aggregated cash balance of USD 510,344 was maintained at financial institutions in Taiwan, of which USD 233,916 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 100,000 (approximately USD 109,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2023, cash balance of EUR 136,373 (USD 148,329) was maintained at financial institutions in Europe, of which EUR 36,373 (USD 39,562) was subject to credit risk. As of March 31, 2023, cash balance of USD 96,613 was maintained at financial institutions in Kingdom of Cambodia, of which USD 96,613 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended March 31, 2023, two customers accounted for 19.9% and 18.6% of the Company’s total revenues, respectively. For the three months ended March 31, 2022, two customers accounted for 27.8% and 18.6% of the Company’s total revenues, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, three customers accounted for 24.2%, 16.7% and 16.6% of the total balance of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 36.7% and 13.6% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2023 and December 31, 2022.

Vendor concentration risk

For the three months ended March 31, 2023, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 51.0% of the Company’s total purchases, and another vendor accounted 17.3% of the Company’s total purchases. For the three months ended March 31, 2022, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 45.3% of the Company’s total purchases, and another vendor accounted 12.2% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three ended March 31, 2023 and 2022

As of March 31, 2023, Huida accounted for 90.1% of the total balance of accounts payable. As of December 31, 2022, Huida accounted for 85.5% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of March 31, 2023 and December 31, 2022.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023 (the “2022 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our 2022 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us in 2023:

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

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three Months Ended March 31, 2023 and 2022

	For the three months ended
	March 31,		Change
	2023	2022	Amount		Percentage
	USD	USD	USD		%
Revenues	$27,162,266	$43,575,239	$(16,412,973)		(37.7)
Cost of revenues	19,960,108	36,050,653	(16,090,545)		(44.6)
Gross profit	7,202,158	7,524,586	(322,428)		(4.3)
Selling and distribution expenses	4,711,089	4,677,352	33,737		0.7
General and administrative expenses	2,142,245	1,842,807	299,438		16.2
Research and development expenses	351,751	313,681	38,070		12.1
(Loss) income from operations	(2,927)	690,746	(693,673)		(100.4)
Operating margins	—	1.6%	—		—
Total other expenses, net	(267,819)	(32,876)	(234,943)		714.6
Provision for income taxes	32,629	127,677	(95,048)		(74.4)
Net (loss) income	$(303,375)	$530,193	$(833,568)		(157.2)
Adjusted income from operations(1)	$108,845	$923,058	$(814,213)		(88.2)
Adjusted operating margins(1)	0.4%	2.1%	(170)	bps	—
Adjusted net (loss) income(1)	$(212,728)	$720,689	$(933,417)		(129.5)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues decreased by $16.4 million, or 37.3%, to $27.2 million for the three months ended March 31, 2023, from $43.6 million for the three months ended March 31, 2022. The decrease in our revenues was primarily by declines in Sanitaryware, Bath Furniture and Shower System, partially offset by continued growth in Other categories.

Revenue categories by product are summarized as follow:

	For the three months ended March 31,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$15,354,546	56.5	$26,794,255	61.5	(42.7)
Bath Furniture	4,966,659	18.3	10,115,812	23.2	(50.9)
Shower System	5,030,557	18.5	5,961,119	13.7	(15.6)
Other	1,810,504	6.7	704,053	1.6	157.2
Total	$27,162,266	100.0	$43,575,239	100.0	(37.7)

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 56.5% of our total revenues for the three months ended March 31, 2023, compared to 61.5% for the comparable periods of 2022. Revenues generated from the sales of Sanitaryware decreased by 42.7% to $15.4 million in the three months ended March 31, 2023, from $26.8 million in same period of 2022. The revenue decline was due to ongoing inventory de-stocking, primarily in the pro channel, as customers are becoming increasingly cautious regarding inventory levels, with some large customers reducing their inventory levels to below historical averages.

Our revenues from bath furniture sales accounted for 18.3% of our total revenue for the three months ended March 31, 2023, compared to 23.2% for the comparable period of 2022. Bath Furniture sales decreased by 50.9% to $5.0 million for the three months ended March 31, 2023, compared to $10.1 million in the same period of 2022. As previously noted, our Bath Furniture business has been experiencing significant de-stocking, and customers continued to decrease inventory levels amidst modest softening in overall demand from the prior year period.

Revenues from sales of Shower Systems decreased by 15.6% to $5.0 million for the three months ended March 31, 2023, compared to 6.0 million for the comparable period of 2022. Shower systems make up approximately 18.5% and 13.7% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. The decline in shower systems revenue during the first quarter is expected to be temporary, as momentum in the business remains strong and we expect to roll-out several new shower system products with national retailer partners in the second half of 2023.

The revenues from sales of other products (custom kitchen cabinetry and others) increased by 157.2% to $1.8 million for the three months ended March 31, 2023, compared to $0.7 million in the same period of 2022. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.

Revenue Categories by Geographic Location

We derive our revenues from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the three months ended March 31,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
United States	$17,532,126	64.6	$27,353,195	62.8	(35.9)
Canada	6,520,984	24.0	12,296,002	28.2	(47.0)
Europe	3,109,156	11.4	3,926,042	9.0	(20.8)
Total	$27,162,266	100.0	$43,575,239	100.0	(37.7)

We generated the majority of our revenues in the United States market, which amounted to $17.5 million for the three ended March 31, 2023, compared to $27.4 million for the three months ended March 31, 2022, representing a 35.9% decrease for the three periods. These revenues accounted for 64.6% and 62.8% of our total revenues for the three months ended March 31, 2023 and 2022. The decreased in the U.S. market was primarily driven by volume weakness in the pro channel in our Sanitary category.

Our second largest market is Canada. Our revenues generated in the Canadian market were $6.5 million for the three months ended March 31, 2023, compared to $12.3 million for the three months ended March 31, 2022, representing a 47.0% decrease for the three months periods. The decrease was primarily driven by volume weakness in both retail and wholesale markets.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.1 million for the three months ended March 31, 2023, compared to $3.9 million for the three months ended March 31, 2022, representing a 20.8% decrease for the three months periods. The decrease in first three months was attributable to customers reducing inventory levels to below historical average.

Gross Profit

Gross profit was $7.2 million during the first quarter of 2023, a decrease of 4.3% compared to the prior-year period, as volume weakness was offset by pricing gains, a more favorable mix, and lower freight costs. Gross profit margin improved to 26.5% during the first quarter of 2023, up 920 basis points from 17.3% in the prior-year period, as measures put in place to mitigate the recent margin headwinds benefitted results. The improvement in the Company’s gross margin percentage is primarily attributable to greater expansion of higher margin products in our portfolio, such as shower systems and kitchen cabinetry, continued pricing gains, and a reduction in freight costs versus the elevated levels experienced last year. The Company expects the positive factors that drove the strong margin performance in the first quarter to remain in place.

Our gross profit decreased by $0.3 million, or 4.3%, to $7.2 million for the three months ended March 31, 2023, from $7.5 million for the three months ended March 31, 2022. The decrease in gross profit was due to revenue decline in major product categories that was partially offset by continued pricing gains and reduction in freight costs.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $0.1 million, or 0.7%, to $4.7 million for the three months ended March 31, 2023, from $4.6 million for the three months ended March 31, 2022, respectively. The increase was a result of participating more sales trade show events and promotions as pandemic is eased, which caused the increase on marketing, sample and travel related expenses, partially offset by lower sales in first quarter 2023 compared to prior-year period, that caused the decrease in commission, sales coop and shipping freight expenses.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.3 million, or 16.2%, to $2.1 million for the three months ended March 31, 2023, from $1.8 million for the three months ended March 31, 2022,respectively. The increase was primarily attributable to incremental public company costs and legal expenses.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of income and comprehensive income.

Other Income (Expenses)

Other expenses increased by approximately $0.2 million or 714.6%, to $0.3 million for the three months ended March 31, 2023, from $0.1 million for the three months ended March 31, 2022. This increase was the result of higher interest expenses due to increases in applicable interest rates.

Provision for Income Taxes

We recorded income tax expense of $0.1 million for the three months ended March 31, 2023, and $0.1 million for the three months ended March 31, 2022. The increase resulted from mix provision from each tax territories.

Net Income

Our net income decreased by $0.8 million, or 157.2%, to $(0.3) million for the three months ended March 31, 2023, from $0.5 million for the three months ended March 31, 2022. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of March 31, 2023, and December 31, 2022, we had cash of $7.4 million and $10.1 million, respectively. We had working capital of $16.1 million as of March 31, 2023, compared to $16.1 million as of December 31, 2022. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of ordinary shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

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

As of March 31, 2023, FGI’s total outstanding debt is represented by a credit facility with East West Bank.

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of March 31, 2023, FGI Industries was in compliance with this financial covenant. As described in Item 1. Note 8, FGI Industries is also required to provide the lender with certain periodic financial information, including annual financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained an extension to June 30, 2023 for such Corporate Borrower Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2023.

The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of March 31, 2023 and December 31, 2022 was 7.75% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $8,426,548 and $9,795,052 as of March 31, 2023 and December 31, 2022, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the March 31, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2023, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of March 31, 2023, and December 31, 2022. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.

The following table summarizes the key components of our cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
	USD	USD
Net cash used in operating activities	$(1,230,619)	$(9,066,727)
Net cash used in investing activities	(74,173)	(24,383)
Net cash (used in) provided by financing activities	(1,368,504)	14,034,930
Effect of exchange rate fluctuation on cash	(13,920)	(34,378)
Net changes in cash	(2,687,216)	4,909,442
Cash, beginning of period	10,067,428	3,883,896
Cash, end of period	$7,380,212	$8,793,338

Operating Activities

Net cash used in operating activities was approximately $1.2 million for the three months ended March 31, 2023 and was primarily attributable to a decrease in accounts payable of approximately $6.6 million, a decrease in accrued expenses and other current liabilities of approximately $0.6 million and net income for the quarter of approximately $0.3 million, an increase in prepayments and other current assets of approximately $0.3 million, a decrease in operating lease liabilities of approximately $0.3 million. These drivers were partially offset by a decrease in inventories of approximately $3.4 million, a decrease in accounts receivable of approximately $1.7 million, plus non-cash items of approximately $0.5 million, and an increase in accounts payable-related parties of approximately $0.5 million, a decrease in right-of-used assets of approximately $0.4 million, a decrease in prepayments and other receivables - related parties of approximately $0.3 million, and an increase in income taxes payable of approximately $0.1 million.

Net cash used in operating activities was approximately $9.1 million for the three months ended March 31, 2022 and was primarily attributable to a decrease in accounts payable of approximately $8.1 million, an increase in prepayments and other receivables - related parties of approximately $4.2 million, an increase in prepayments and other current assets of approximately $1.1 million, an increase in other noncurrent assets of approximately $0.6 million, a decrease in income taxes payable of approximately $0.6 million, a decrease in accrued expenses and other current liabilities of approximately $0.5 million, and an increase in inventories of approximately $0.3 million, plus various non-cash items of approximately $0.2 million, which were partially offset by a decrease in accounts receivable of approximately $5.9 million, net income for the quarter of approximately $0.5 million and a decrease in right-of-used assets of approximately $0.3 million.

Investing Activities

Net cash used in investing activities was $0.1 million and approximately $0.1 million for the three months ended March 31, 2023, and 2022, respectively. which was attributable to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2023, which represents repayment of bank loans.

Net cash provided by financing activities was approximately $14.0 million for the three months ended March 31, 2022, which represents net proceeds from bank loans of $1.7 million and net proceeds from issuance of units in the IPO of $12.4 million.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2023.

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

We define Adjusted Income from Operations as GAAP income from operations excluding the impact of certain non-recurring expenses, including IPO-related compensation, legal fees and business expansion expenses. We define Adjusted Net Income as GAAP net income excluding the tax-effected impact of certain non-recurring expenses and income, such as IPO-related compensation, legal fees and business expansion expenses. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.

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

	For the three months ended
	March 31,
	2023	2022
(Loss) income from operations	$(2,927)	$690,746
Adjustments:
Non-recurring IPO-related compensation	—	232,312
IPO legal fee	50,000	—
Business expansion expense	61,772	—
Adjusted income from operations	108,845	923,058
Revenue	$27,162,266	$43,575,239
Adjusted operating margins	0.4%	2.1%

	For the three months ended
	March 31,
	2023	2022
Net (Loss) Income	$(303,375)	$530,193
Adjustments:
Non-recurring IPO-related compensation	—	232,312
IPO legal fee	50,000	—
Business expansion expense	61,772	—
Total	(191,603)	762,505
Tax impact of adjustment at 18% effective rate	(21,125)	(41,816)
Adjusted net (loss) income	$(212,728)	$720,689

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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

We anticipate that the primary initiatives will be implemented during the year in order to remediate a number of these material weaknesses by the end of 2023.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022, includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

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

10.1

Amended and Restated Shared Services Agreement, dated January 1, 2023, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on April 17, 2023).

10.2

Amended and Restated Global Sourcing and Purchase Agreement, dated January 1, 2023, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on April 17, 2023).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101

The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Parent’s Net Investment; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)