Form 10-Q
period 2023-06-30
FGI Industries Ltd.
filed 2023-08-11
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2023

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

The number of shares outstanding of the registrant's common stock on August 10, 2023 was 9,500,000.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$6,894,762	$10,067,428
Accounts receivable, net	14,306,312	14,295,859
Inventories, net	9,834,353	13,292,591
Prepayments and other current assets	4,169,249	2,588,081
Prepayments and other receivables – related parties	8,642,263	5,643,649
Total current assets	43,846,939	45,887,608

PROPERTY AND EQUIPMENT, NET	1,426,832	1,269,971

OTHER ASSETS
Operating lease right-of-use assets, net	15,964,503	9,815,572
Deferred tax assets, net	1,355,800	1,265,539
Other noncurrent assets	1,865,678	2,128,240
Total other assets	19,185,981	13,209,351
Total assets	$64,459,752	$60,366,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$7,863,680	$9,795,052
Accounts payable	12,806,789	14,718,969
Accounts payable – related parties	1,323,099	104,442
Income tax payable	142,461	33,350
Operating lease liabilities – current	1,348,041	1,543,031
Accrued expenses and other current liabilities	3,818,209	3,580,359
Total current liabilities	27,302,279	29,775,203

OTHER LIABILITIES
Operating lease liabilities – noncurrent	14,330,405	7,847,317
Total liabilities	41,632,684	37,622,520

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	950	950
Additional paid-in capital	20,732,415	20,459,859
Retained earnings	3,465,026	3,679,920
Accumulated other comprehensive loss	(1,371,323)	(1,396,319)
Total shareholders’ equity	22,827,068	22,744,410
Total liabilities and shareholders’ equity	$64,459,752	$60,366,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
REVENUES	$29,189,913	$47,809,014	$56,352,179	$91,384,254

COST OF REVENUES	21,179,511	39,388,061	41,139,619	75,438,715

GROSS PROFIT	8,010,402	8,420,953	15,212,560	15,945,539

OPERATING EXPENSES
Selling and distribution	4,800,518	4,362,707	9,511,607	9,040,059
General and administrative	2,252,503	2,093,162	4,394,748	3,935,969
Research and development	377,106	235,735	728,857	549,416
Total operating expenses	7,430,127	6,691,604	14,635,212	13,525,444

INCOME FROM OPERATIONS	580,275	1,729,349	577,348	2,420,095

OTHER (EXPENSES) INCOME
Interest income	4,047	102	5,422	133
Interest expense	(293,711)	(107,440)	(543,348)	(239,192)
Other (loss) income, net	(10,684)	(66,074)	(30,241)	32,771
Total other (expenses), net	(300,348)	(173,412)	(568,167)	(206,288)

INCOME BEFORE INCOME TAXES	279,927	1,555,937	9,181	2,213,807

PROVISION FOR INCOME TAXES
Current	181,761	298,300	314,554	469,799
Deferred	9,685	87,107	(90,479)	43,285
Total provision for income taxes	191,446	385,407	224,075	513,084

NET INCOME (LOSS)	$88,481	$1,170,530	$(214,894)	$1,700,723

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,897	(69,416)	24,996	(126,596)

COMPREHENSIVE INCOME (LOSS)	$93,378	$1,101,114	$(189,898)	$1,574,127

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,500,000	9,168,508	9,500,000	9,168,508
Diluted	9,692,500	11,662,293	9,500,000	11,662,293

EARNINGS PER SHARE
Basic	$0.01	$0.13	$(0.02)	$0.19
Diluted	$0.01	$0.10	$(0.02)	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Total
Balance at December 31, 2021	—	$—	7,000,000	$700	$—	$7,549,010	$—	$—	$7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	8,203,742	(7,549,010)	—	(654,732)	—
Share-Based compensation	—	—	—	—	39,812	—	—	—	39,812
Issuance of ordinary shares upon Initial Public Offering (“IPO”), net	—	—	2,500,000	250	12,370,550	—	—	—	12,370,800
Net income	—	—	—	—	—	—	530,193	—	530,193
Foreign currency translation adjustments	—	—	—	—	—	—	—	(57,180)	(57,180)
Balance at March 31, 2022	—	$—	9,500,000	$950	$20,614,104	$—	$530,193	$(711,912)	$20,433,335
Share-Based compensation	—	—	—	—	104,920	—	—	—	104,920
Net income	—	—	—	—	—	—	1,170,530	—	1,170,530
Foreign currency translation adjustments	—	—	—	—	—	—	—	(69,416)	(69,416)
Balance at June 30, 2022	—	$—	9,500,000	$950	$20,719,024	$—	$1,700,723	$(781,328)	$21,639,369

								Accumulated
					Additional	Parent’s		Other
	Preference shares		Ordinary shares		Paid-in	net	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Total
Balance at December 31, 2022	—	$—	9,500,000	$950	$20,459,859	$—	$3,679,920	$(1,396,319)	$22,744,410
Share-Based compensation	—	—	—	—	119,721	—	—	—	119,721
Net loss	—	—	—	—	—	—	(303,375)	—	(303,375)
Foreign currency translation adjustments	—	—	—	—	—	—	—	20,099	20,099
Balance at March 31, 2023	—	$—	9,500,000	$950	$20,579,580	$—	$3,376,545	$(1,376,220)	$22,580,855
Share-Based compensation	—	—	—	—	152,835	—	—	—	152,835
Net income	—	—	—	—	—	—	88,481	—	88,481
Foreign currency translation adjustments	—	—	—	—	—	—	—	4,897	4,897
Balance at June 30, 2023	—	$—	9,500,000	$950	$20,732,415	$—	$3,465,026	$(1,371,323)	$22,827,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(214,894)	$1,700,723
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	78,759	138,213
Share-based compensation	272,556	144,733
Provision for credit losses	19,789	75,940
Reversal of defective return	(316,132)	(637,879)
Foreign exchange transaction gain	23,214	2,850
Adjustment for Right of use assets	(89,093)	—
Deferred income (benefits) taxes	(90,261)	54,397
Changes in operating assets and liabilities
Accounts receivable	285,890	1,843,947
Inventories	3,458,238	2,582,193
Prepayments and other current assets	(1,581,168)	(1,470,609)
Prepayments and other receivables – related parties	(2,998,615)	(5,348,158)
Other noncurrent assets	262,563	(113,223)
Income taxes	109,111	(345,143)
Right-of-use assets	855,950	632,963
Accounts payable	(1,912,180)	(10,805,982)
Accounts payable-related parties	1,218,657	—
Operating lease liabilities	(627,689)	(634,224)
Accrued expenses and other current liabilities	237,849	(811,077)
Net cash used in operating activities	(1,007,456)	(12,990,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(235,941)	(42,752)
Net cash used in investing activities	(235,941)	(42,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from revolving credit facility	(1,931,372)	32,768
Net proceeds from issuance of ordinary shares in IPO	—	12,370,800
Net cash (used in) provided by financing activities	(1,931,372)	12,403,568

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	2,103	(128,071)

NET CHANGES IN CASH	(3,172,666)	(757,591)
CASH, BEGINNING OF YEAR	10,067,428	3,883,896
CASH, END OF YEAR	$6,894,762	$3,126,305

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(544,026)	$(240,183)
Cash paid during the period for income taxes	$(205,075)	$(808,048)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net changes in parent company investment	$—	$12,370,800
New addition on Right-of-use assets	$(7,616,898)	$—

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries, Inc.	● A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	● Incorporated on January 5, 1988
● Sales and distribution in the United States
FGI Europe Investment Limited	● A British Virgin Islands holding company	100% owned by FGI
● Incorporated on January 1, 2007
FGI International, Limited	● A Hong Kong company	100% owned by FGI
● Incorporated on June 2, 2021
● Sales, sourcing and product development
FGI Canada Ltd.	● A Canadian company	100% owned by FGI
	● Incorporated on October 17, 1997	Industries, Inc.
● Sales and distribution in Canada
FGI Germany GmbH & Co. KG	● A German company	100% owned by FGI Europe
● Incorporated on January 24, 2013
	● Sales and distribution in Germany	Investment Limited
FGI China, Ltd.	● A PRC limited liability company	100% owned by FGI
	● Incorporated on August 19, 2021	International, Limited
● Sourcing and product development
FGI United Kingdom Ltd	● An UK company	100% owned by FGI Europe
	● Incorporated on December 10, 2021	Investment Limited
● Sales and distribution in UK
FGI Australasia Pty Ltd	● An Australian company	100% owned by FGI
● Incorporated on September 8, 2022
● Sales and distribution in Australia
Covered Bridge Cabinetry	● A Cambodian company	100% owned by FGI
Manufacturing Co., Ltd	● Incorporated on April 21, 2022
● Manufacturing in Cambodia
Isla Porter LLC	● A New Jersey corporation	60% owned by FGI
	● Incorporated on June 2, 2023	Industries, Inc.
● Sales and distribution in the United States

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for three and six months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues	$28,718	$8,966,545	$991,919	$20,662,337
Cost of revenues	(102)	(7,081,295)	(768,065)	(16,548,199)
Gross profit	28,616	1,885,250	223,854	4,114,138
Selling and distribution expenses	(12,181)	(1,249,018)	45,979	(2,321,830)
General and administrative expenses	—	(48,483)	—	(243,129)
Research and development expenses	—	(28,816)	—	(160,103)
Income from operations	$16,435	$558,933	$269,833	$1,389,076

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for three and six months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues	$—	$4,553,945	$—	$24,548,746
Cost of revenues	—	(3,868,618)	—	(22,455,116)
Gross profit	—	685,327	—	2,093,630
Selling and distribution expenses	—	(208,955)	—	(506,634)
General and administrative expenses	—	(169,911)	—	(286,874)
Research and development expenses	—	(3,411)	—	(15,186)
Income from operations	$—	$303,050	$—	$1,284,936

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of June 30, 2023, the Company had approximately $6.9 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As further described in Note 8, as of the date of this quarterly report, our wholly owned subsidiary FGI Industries Inc. has obtained a waiver for the Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement with East West Bank, which were due by April 30, 2023.

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

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, allowance for credit losses, inventory reserve, accrued defective return, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.2797 and 6.9653 as of June 30, 2023 and December 31, 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 6.9795 and 6.5443 for the three months ended June 30, 2023 and 2022, respectively, and 6.9369 and 6.4488 for the six months ended June 30, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3541 and 1.3541 as of June 30, 2023 and December 31, 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3541 and 1.2697 for the three months ended June 30, 2023 and 2022, respectively, and 1.3541 and 1.2697 for the six months ended June 30, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9163 and 0.9338 as of June 30, 2023 and December 31, 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9201 and 0.9249 for the three months ended June 30, 2023 and 2022, respectively, and 0.9269 and 0.9068 for the six months ended June 30, 2023 and 2022, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the interest expenses and accrued expenses and other current liabilities in consolidated statements of cash flow. These reclassifications have no effect on the consolidated balance sheets and results of operations previously reported.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Accounts receivable, net

Bills and trade receivables include trade accounts due from customers. In establishing the required allowance for expected credit losses, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the expected credit losses are adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

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

The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues by product line
Sanitaryware	$18,816,220	$32,316,912	$34,170,766	$59,111,167
Bath Furniture	4,813,239	7,711,420	9,779,897	17,827,232
Shower System	4,286,672	6,482,738	9,317,229	12,443,858
Others	1,273,782	1,297,944	3,084,287	2,001,997
Total	$29,189,913	$47,809,014	$56,352,179	$91,384,254

	Revenues		Revenues		Total assets
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
	USD	USD	USD	USD	USD	USD
						(Audited)
Revenues/ total asset by geographic location
United States	$19,033,168	$29,645,440	$36,565,294	$56,998,636	$38,570,744	$38,364,005
Canada	7,517,459	13,597,568	14,038,444	25,893,570	17,037,565	14,584,946
Europe	2,639,286	4,566,006	5,748,441	8,492,048	608,924	343,946
Rest of World	—	—	—	—	8,242,519	7,074,033
Total	$29,189,913	$47,809,014	$56,352,179	$91,384,254	$64,459,752	$60,366,930

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended June 30, 2023 and 2022, shipping and handling expense was $ 210,370 and $ 242,086, respectively, for the six months ended June 30, 2023 and 2022, shipping and handling expense was $ 314,084 and $ 489,195, respectively.

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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $152,835, $272,556 and $104,920, $144,734 for the three and six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the tax years ended December 31, 2019 through December 31, 2022 for FGI Industries, Inc. remain open for statutory examination by tax authority.

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

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Numerator:
Net income attributable to FGI Industries Ltd	$88,481	$1,170,530	$(214,894)	$1,700,723

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,500,000	9,168,508	9,500,000	9,168,508
Potentially dilutive shares from outstanding options/warrants	192,500	2,493,785	—	2,493,785
Weighted-average number of ordinary shares outstanding — diluted	9,692,500	11,662,293	9,500,000	11,662,293

Earnings per share — basic	$0.01	$0.13	$(0.02)	$0.19
Earnings per share — diluted	$0.01	$0.10	$(0.02)	$0.15

Potential ordinary shares that have an anti-dilutive effect are excluded from the calculation of diluted EPS 732,932 and 2,925,000 number of options and warrants, respectively, were excluded from diluted EPS because their effects were anti-dilutive.

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

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Accounts receivable	$16,044,650	$16,330,540
Allowance for credit losses	(458,632)	(438,843)
Accrued defective return and discount	(1,279,706)	(1,595,838)
Accounts receivable, net	$14,306,312	$14,295,859

Movements of allowance for credit losses are as follows:

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2023	2022
	USD	USD
		(Audited)
Beginning balance	$438,843	$177,462
Addition	19,789	261,381
Ending balance	$458,632	$438,843

Movements of accrued defective return and discount accounts are as follows:

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2023	2022
	USD	USD
		(Audited)
Beginning balance	$1,595,838	$3,292,101
Provision	(316,132)	(1,696,263)
Ending balance	$1,279,706	$1,595,838

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Finished product	$10,510,836	$13,956,121
Reserves for slow-moving inventories	(676,483)	(663,530)
Inventories, net	$9,834,353	$13,292,591

Movements of inventory reserves are as follows:

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2023	2022
	USD	USD
		(Audited)
Beginning balance	$663,530	$544,158
Addition	12,953	119,372
Ending balance	$676,483	$663,530

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Prepayments	$3,087,532	$2,026,259
Others	1,081,717	561,822
Total prepayments and other assets	$4,169,249	$2,588,081

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Building	$946,066	$946,066
Leasehold Improvements	1,204,564	1,074,206
Machinery and equipment	1,968,472	2,246,610
Furniture and fixtures	400,212	516,310
Vehicles	147,913	147,913
Molds	26,377	26,377
Subtotal	4,693,604	4,957,482
Less: accumulated depreciation	(3,266,772)	(3,687,511)
Total	$1,426,832	$1,269,971

Depreciation expenses for the six months ended June 30, 2023 and 2022 amounted to $78,759 and $95,530, respectively; depreciation expenses for the three months ended June 30, 2023 and 2022 amounted to $43,199 and $47,915. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of June 30, 2023, the Company’s leases have remaining lease terms up to 11.7 years.

The company also purchased an operating lease land from a common control affiliate for manufacturing, which has remaining lease term up to 49 years and can be extended for another 50 years for $1.

For the three months ended June 30, 2023 and 2022, the total lease expenses paid was $517,588 and $414,821, respectively, for the six months ended June 30, 2023 and 2022, the total lease expenses paid was $935,266 and $824,972, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Operating lease right-of-use assets	$15,964,503	$9,815,572
Operating lease liabilities – current	$1,348,041	$1,543,031
Operating lease liabilities – noncurrent	14,330,405	7,847,317
Total operating lease liabilities	$15,678,446	$9,390,348

Information relating to the lease term and discount rate are as follows:

	As of	As of
	June 30, 2023	December 31, 2022
(Audited)
Weighted-average remaining lease term
Operating leases	9.7 years	7.9 years
Weighted-average discount rate
Operating leases	5.6%	4.7%

As of June 30, 2023, the maturities of operating lease liabilities were as follows:

For the 12 months ending June 30,
2023	$2,203,613
2024	2,509,405
2025	2,623,703
2026	2,651,428
2027	2,420,738
Thereafter	8,092,575
Total lease payments	20,501,462
Less: imputed interest	(4,823,016)
Present value of lease liabilities	$15,678,446

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of June 30, 2023, FGI Industries was in compliance with this financial covenant. FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2023.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of June 30, 2023, and December 31, 2022 was 8.00% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $7,863,680 and $9,795,052 as of June 30, 2023, and December 31, 2022, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the June 30, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2023, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of June 30, 2023, and December 31, 2022. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

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

Restricted shares units (“RSU”)

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as at January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of June 30, 2023, no granted shares under this plan are vested.

On April 13, 2022, the board of directors approved the issuance of 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as at April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of June 30, 2023, no granted shares under this plan are vested.

On May 11, 2022, the board of directors approved the issuance of 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The fair value for these RSUs was $198,000 based on the closing share price of $2.26 as at May 11, 2022. If the maximum performance is met, the Company will issue additional 43,805 RSUs per this plan with fair value of $99,000. As of June 30, 2023, no granted shares under this plan are vested.

On May 17, 2022, the board of directors approved the issuance of 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions and will vest on December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as at May 17, 2022. As of June 30, 2023, no granted shares under this plan are vested.

On March 23, 2023, the board of directors approved the issuance of 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders.

All these awards are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The fair value for these RSUs was $201,000 based on the closing share price of $2.08 as at March 29, 2023. If the maximum performance is met, the Company will issue additional 48,317 RSUs per this plan with fair value of $100,500. As of June 30, 2023, no granted shares under this plan are vested.

On March 23, 2023, the board of directors approved the issuance of 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions and will vest on December 31, 2025. The fair value for these RSUs was $36,000 based on the closing share price of $2.08 as at March 29, 2023. As of June 30, 2023, no granted shares under this plan are vested

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of December 31, 2021	—
Granted	410,458
Vested	—
Non-vested as of June 30, 2023	410,458

The following is a summary of the status of restricted shares at June 30, 2023:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	183,750	1.58
$2.52	8,750	1.75
$2.26	87,611	1.83
$2.20	16,363	2.00
$2.08	96,635	2.75
$2.08	17,349	2.75
	410,458

Share options (“Options”)

On March 24, 2022, the board of directors approved the issuance of 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of June 30, 2023, no granted options under this plan are vested.

On April 13, 2022, the board of directors approved the issuance of 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of June 30, 2023, no granted options under this plan are vested.

On May 11, 2022, the board of directors approved the issuance of 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. All these options are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The actual number of options 159,881 shares were determined, no additional options would be granted per performance threshold. As of June 30, 2023, no granted options under this plan are vested.

On March 23, 2023, the board of directors approved the issuance of 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions and will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The actual number of options were determined, no additional options would be granted per performance threshold. As of June 30, 2023, no granted options under this plan are vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2022	380,745	2.54	1.19	9.35	—
Granted	158,976	2.08	1.26	9.75	—
Forfeited	24,746	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at June 30, 2023	514,975	2.41	1.22	9.13	154,405
Vested and exercisable at June 30, 2023	—	—	—	—	—

For the six months ended June 30, 2023 and 2022, the total fair value of options awarded was $628,834 and $454,373, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the six months ended June 30, 2023. The assumptions used to value the options granted to employees were as follows:

	For the
	Six Months Ended	For the Year Ended
	June 30,	December 31,
	2023	2022
		(Audited)
Risk-free interest rate	3.65%	2.49 - 2.92%
Expected volatility range	63.36%	40.30 - 45.67%
Fair market value per ordinary share as at grant dates	$2.08	$2.26 - 3.07

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Six Months Ended
	June 30,
	2023	2022
	USD	USD
Selling and distribution expenses	$62,497	$46,199
General and administrative expenses	210,059	98,535
Total share-based compensation expenses	$272,556	$144,734

As of June 30, 2023, there was $1,182,378 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.06 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Income components
United States	$36,944	$323,934	$(401,898)	$90,200
Outside United States	242,983	1,232,003	411,079	2,123,607
Total pre-tax income	$279,927	$1,555,937	$9,181	$2,213,807
Provision for income taxes
Current
Federal	$11,165	$16,287	$10,624	$16,287
State	5,887	4,103	3,133	8,076
Foreign	164,709	277,910	300,797	445,436
	181,761	298,300	314,554	469,799
Deferred
Federal	7,888	65,991	(92,675)	30,621
State	5,785	21,116	6,184	12,664
Foreign	(3,988)	—	(3,988)	—
	9,685	87,107	(90,479)	43,285
Total provision for income taxes	$191,446	$385,407	$224,075	$513,084

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	(5.3)	0.6
Foreign operations	84.0	0.1
Permanent items	2.5	1.5
Deferred rate changes	9.6	—
Others	(0.9)	0.1
Effective tax rate	110.9%	23.3%

The effective tax rate for the six months ended June 30, 2023 as presented in the table above did not give consideration to the elimination of unrealized profit from intercompany sales.

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	June 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Deferred tax assets
Allowance for credit losses	$111,965	$109,713
Other reserve	133,541	144,333
Accrued expenses	194,291	126,992
Lease liability	1,955,989	2,144,348
Charitable contributions	8,363	8,565
Business interest limitation	451,789	385,069
Net operating loss – federal	369,888	414,905
Net operating loss – state	66,013	75,863
Other	49,994	46,005
Total deferred tax assets	3,341,833	3,455,793
Less: valuation allowance	—	—
Net deferred tax assets	3,341,833	3,455,793
Deferred tax liabilities
Fixed assets	1,997,019	2,190,254
Intangibles	(10,986)	—
Total deferred tax liabilities	1,986,033	2,190,254
Deferred tax assets, net of deferred tax liabilities	$1,355,800	$1,265,539

The deferred tax assets related to the Company’s net operating losses of 2,797,253 (Federal $1,762,539 and States $1,034,714) and $3,174,799 (Federal $1,975,734 and States $1,199,065) as of June 30, 2023 and December 31, 2022, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at June 30, 2023 or, December 31, 2022. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

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

Note 12 — Related party transactions and balances

Purchase from a related party – consisted of the following:

		Nature of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Name of Related Party	Relationship	transactions	2023	2022	2023	2022
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$2,121,969	$1,483,401	$4,969,730	$5,653,194
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	427,516	1,986,444	1,080,745	1,986,444
Foremost Home Inc. (“FHI”)	An entity under common control	Purchase	206,143	—	206,143	—
			$2,755,628	$3,469,845	$6,256,618	$7,639,638

The ending balance of such transactions as of June 30, 2023 and December 31, 2022, are listed of the following:

Prepayments — related parties

	As of	As of
	June 30,	December 31,
Name of Related Party	2023	2022
	USD	USD
		(Audited)
Focal Capital Holding Limited	7,300,133	3,806,873
	$7,300,133	$3,806,873

Accounts Payables — related parties

	As of	As of
	June 30,	December 31,
Name of Related Party	2023	2022
	USD	USD
		(Audited)
Foremost Worldwide Co., Ltd	$756,960	$104,442
F.P.Z FURNITURE (CAMBODIA) CO., LTD.	562,631	—
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	3,508	—
	$1,323,099	$104,442

Shared Service and Miscellaneous expenses – related party

FGI Industries, Inc. is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement for the three and six months ended June 30, 2023 and 2022 were $232,367, $476,981 and $661,976, $913,799 respectively, which were booked under selling and distribution expenses and administration expenses.

FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the three and six months ended June 30, 2023 and 2022 were $75,898, $145,242 and $20,709, $68,604, respectively.

Other Payables — related parties

			As of	As of
		Nature of	June 30,	December 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD
				(Audited)
F.P.Z FURNITURE (CAMBODIA) CO., LTD.	An entity under common control	Miscellaneous expenses	$(147,368)	$—
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	1,715,564	1,879,249
Foremost Worldwide Co.,Ltd	An entity under common control	Shared services and Miscellaneous expenses	(226,066)	(42,473)
			$1,342,130	$1,836,776

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

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD 250,000 if the bank with which a depositor holds its eligible deposit fails. As of June 30, 2023, a cash balance of USD 403,829 was maintained at financial institutions in the United States, of which USD 105,143 was subject to credit risk. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 74,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2023, a cash balance of CAD 4,982,395 (USD 3,679,488) was maintained at financial institutions in Canada, of which CAD 4,882,395 (USD3,605,638) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 96,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2023, an aggregated cash balance of USD 2,461,554 was maintained at financial institutions in Taiwan, of which USD 2,115,395 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 100,000 (approximately USD 109,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2023, cash balance of EUR 135,850 (USD 148,259) was maintained at financial institutions in Europe, of which EUR 35,850 (USD 39,124) was subject to credit risk. As of June 30, 2023, cash balance of US 126,958 was maintained at financial institutions in Kingdom of Cambodia, of which USD 126,958 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended June 30, 2023, three customers accounted for 18.3%, 16.7% and 11.4% of the Company’s total revenues, respectively. For the three months ended June 30, 2022, three customers accounted for 21.2%, 19.3% and 10.8% of the Company’s total revenues, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023, two customers accounted for 19.1% and 17.7% of the Company’s total revenues, respectively. For the six months ended June 30, 2022, two customers accounted for 23.3% and 20.0% of the Company’s total revenues, respectively. No other customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, three customers accounted for 19.0%, 17.6% and 14.8% of the total balance of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 36.7% and 13.6% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2023 and December 31, 2022.

Vendor concentration risk

For the three months ended June 30, 2023, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 55.2% of the Company’s total purchases, and another vendor accounted 10.2% of the Company’s total purchases. For the three months ended June 30, 2022, Huida accounted for 58.8% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three ended June 30, 2023 and 2022

For the six months ended June 30, 2023, Huida accounted for 53.4% of the Company’s total purchases, and another vendor accounted 13.3% of the Company’s total purchases. For the six months ended June 30, 2022, Huida accounted for 52.2% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the six ended June 30, 2023 and 2022

As of June 30, 2023, Huida accounted for 78.1% of the total balance of accounts payable. As of December 31, 2022, Huida accounted for 85.5% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of June 30, 2023 and December 31, 2022.

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

The following table summarizes the results of our operations for the three and six months ended June 30, 2023 and 2022 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Six Months Ended June 30, 2023 and 2022

	For the Three Months Ended
	June 30,		Change
	2023	2022	Amount		Percentage
	USD	USD	USD		%
Revenues	$29,189,913	$47,809,014	$(18,619,101)		(38.9)
Cost of revenues	21,179,511	39,388,061	(18,208,550)		(46.2)
Gross profit	8,010,402	8,420,953	(410,551)		(4.9)
Selling and distribution expenses	4,800,518	4,362,707	437,811		10.0
General and administrative expenses	2,252,503	2,093,162	159,341		7.6
Research and development expenses	377,106	235,735	141,371		60.0
Income from operations	580,275	1,729,349	(1,149,074)		(66.4)
Operating margins	2.0%	3.6%	(160)	bps
Total other expenses, net	(300,348)	(173,412)	(126,936)		(73.2)
Provision for income taxes	191,446	385,407	(193,961)		(50.3)
Net income	$88,481	$1,170,530	$(1,082,049)		(92.4)
Adjusted income from operations(1)	$642,045	$1,752,908	$(1,110,863)		(63.4)
Adjusted operating margins(1)	2.2%	3.7%	(150)	bps	—
Adjusted net income(1)	$138,576	$1,189,848	$(1,051,272)		(88.4)

	For the Six Months Ended
	June 30,		Change
	2023	2022	Amount		Percentage
	USD	USD	USD		%
Revenues	$56,352,179	$91,384,254	$(35,032,075)		(38.3)
Cost of revenues	41,139,619	75,438,715	(34,299,096)		(45.5)
Gross profit	15,212,560	15,945,539	(732,979)		(4.6)
Selling and distribution expenses	9,511,607	9,040,059	471,548		5.2
General and administrative expenses	4,394,748	3,935,969	458,779		11.7
Research and development expenses	728,857	549,416	179,441		32.7
Income from operations	577,348	2,420,095	(1,842,747)		(76.1)
Operating margins	1.0	2.6%	(160)	bps	—
Total other expenses, net	(568,167)	(206,288)	(361,879)		175.4
Provision for income taxes	224,075	513,084	(289,009)		(56.3)
Net (loss) income	$(214,894)	$1,700,723	$(1,915,617)		(112.6)
Adjusted income from operations(1)	$750,890	$2,675,966	$(1,925,076)		(71.9)
Adjusted operating margins(1)	1.3%	2.9%	(160)	bps	—
Adjusted net (loss) income(1)	$(74,151)	$1,910,357	$(1,984,508)		(103.9)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues decreased by $18.6 million, or 38.9%, to $29.2 million for the three months ended June 30, 2023, from $47.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, our revenue decreased by $35.0 million, or 38.3%, to $56.4 million from $91.4 million in the prior year period. The decrease in our revenues in both periods were primarily by declines in Sanitaryware, Bath Furniture and Shower System, partially offset by continued growth in Other categories over the first half of 2023.

Revenue categories by product are summarized as follow:

	For the Three Months Ended June 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$18,816,220	64.5	$32,316,912	67.6	(41.8)
Bath Furniture	4,813,239	16.5	7,711,420	16.1	(37.6)
Shower System	4,286,672	14.7	6,482,738	13.6	(33.9)
Other	1,273,782	4.3	1,297,944	2.7	(1.9)
Total	$29,189,913	100.0	$47,809,014	100.0	(38.9)

	For the Six Months Ended June 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$34,170,766	60.6	$59,111,167	64.7	(42.2)
Bath Furniture	9,779,897	17.4	17,827,232	19.5	(45.1)
Shower System	9,317,229	16.5	12,443,858	13.6	(25.1)
Other	3,084,287	5.5	2,001,997	2.2	54.1
Total	$56,352,179	100.0	$91,384,254	100.0	(38.3)

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 64.5% and 60.6% of our total revenues for the three and six months ended June 30, 2023, compared to 67.6% and 64.7% for the comparable periods of 2022. Revenues generated from the sales of Sanitaryware decreased by 41.8% to $18.8 million and 42.2% to $34.2 million for the three and six months ended June 30, 2023, respectively, from $32.3 million and $59.1 million in same period of 2022. The revenue decline was due to ongoing inventory de-stocking, primarily in the pro channel. We continue to see large customers take a cautious stance regarding inventory levels given sluggish demand trends, which is prolonging the inventory correction.  However, our Sanitaryware revenue did increase 23% sequentially from the first quarter of 2023, as we are seeing some customers beginning to return to more normal order patterns, and we expect a continued rebound in order trends in the back half of the year as inventory levels normalize and demand rebounds driven by the recent improvement in housing industry fundamentals.

Our revenues from bath furniture sales accounted for 16.5% and 17.4% of our total revenue for the three and six months ended June 30, 2023, compared to 16.1% and19.5% for the comparable period of 2022. Bath Furniture sales decreased by 37.6% to $4.8 million and 45.1% to $9.8 million for the three and six months ended June 30, 2023, compared to $7.7 million and $17.8 million in the same period of 2022. As previously noted, our Bath Furniture business has been experiencing significant de-stocking, and customers continued to decrease inventory levels amidst modest softening in overall demand from the prior year periods.

Revenues from sales of Shower Systems decreased by 33.9% to $4.3 million and 25.1% to $9.3 million for the three and six months ended June 30, 2023, compared to $6.5 million and $12.4 million for the comparable period of 2022. Shower systems make up approximately 14.7% and 16.5% of our total revenue for the three and six months ended June 30, 2023, compared to 13.6% and 13.6% for the comparable period of 2022. The decline in shower systems revenue during the first and second quarters are expected to be temporary, as momentum in the business remains strong and we expect to roll-out several new shower system products with national retailer partners in the second half of 2023.

The revenues from sales of other products (custom kitchen cabinetry and other small offerings) decreased by 1.9% to $1.3 million and increased 54.1% to $3.1 million for the three and six months ended June 30, 2023, compared to $1.3 million and $2.0 million in the same period of 2022. Despite flat performance in the second quarter compared to same period of 2022, the increase in first half of 2023 was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.

Revenue Categories by Geographic Location

We derive our revenues from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended June 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
United States	$19,033,168	65.2	$29,645,440	62.0	(35.8)
Canada	7,517,459	25.8	13,597,568	28.4	(44.7)
Europe	2,639,286	9.0	4,566,006	9.6	(42.2)
Total	$29,189,913	100.0	$47,809,014	100.0	(38.9)

	For the Six Months Ended June 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
United States	$36,565,294	65.0	$56,998,636	62.4	(35.8)
Canada	14,038,444	24.9	25,893,570	28.3	(45.8)
Europe	5,748,441	10.1	8,492,048	9.3	(32.3)
Total	$56,352,179	100.0	$91,384,254	100.0	(38.3)

We generated the majority of our revenues in the United States market, which amounted to $19.0 million and $36.6 million for the three and six months ended June 30, 2023, compared to $29.6 million and $57.0 million for the three and six months ended June 30, 2022, representing a 35.8% and 35.8% decrease for the three and six periods. These revenues accounted for 65.2%, 65.0% and 62.0%, 62.4% of our total revenues for the three and six months ended June 30, 2023 and 2022, respectively. The decrease in the U.S. market was primarily driven by volume weakness in the pro channel in our Sanitary category.

Our second largest market is Canada. Our revenues generated in the Canadian market were $7.5 million and $14.0 million for the three and six months ended June 30, 2023, compared to $13.6 million and $25.9 million for the three and six months ended June 30, 2022, representing a 44.7% and 45.8% decrease for the three and six months periods. The decrease was primarily driven by volume weakness in both retail and wholesale markets.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $2.6 million and $5.7 million for the three and six months ended June 30, 2023, compared to $4.6 million and $8.5 million for the three and six months ended June 30, 2022, representing a 42.2% and 32.3% decrease for the three and six months periods. The decrease in first six months was attributable to customers reducing inventory levels to below historical average.

Gross Profit

Gross profit was $8.0 million and $15.2 million for the three and six months ended June 30, 2023, a decrease of 4.9% and 4.6% compared to the prior-year periods, as volume weakness was offset by pricing gains, a more favorable mix, and lower freight costs. Gross profit margin improved to 27.4% and 27.0% for the three and six months ended June 30, 2023, up 983 basis points and 955 basis points from 17.6% and 17.5% in the prior-year period, as measures put in place to mitigate the recent margin headwinds benefitted results. The improvement in the Company’s gross margin percentage is primarily attributable to greater expansion of higher margin products in our portfolio, such as shower systems and kitchen cabinetry, continued pricing gains, and a reduction in freight costs versus the elevated levels experienced last year. The Company expects the positive factors that drove the strong margin performance in the first half to remain in place for the remainder of 2023.

Our gross profit decreased by $0.4 million, or 4.9%, to $8.0 million for the three months ended June 30, 2023, from $8.4 million for the three months ended June 30, 2022. Our gross profit decreased by $0.7 million, or 4.6%, to $15.2 million for the six months ended June 30, 2023, from $15.9 million for the six months ended June 30, 2022. The decrease in gross profit was due to revenue decline in major product categories that was partially offset by continued pricing gains and reduction in freight costs.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $0.4 million, or 10.0%, to $4.8 million for the three months ended June 30, 2023, from $4.4 million for the three months ended June 30, 2022, and increased by $0.5 million, or 5.2%, to $9.5 million for the six months ended June 30, 2023, from $9.0 million for the six months ended June 30, 2022, respectively. The increase in first and second quarters was a result of participating more sales trade show events and promotions as pandemic restrictions were eased, which caused the increase on marketing, sample and travel related expenses, partially offset by lower commission, sales coop and shipping freight expenses impacted by sales volume loss in first and second quarters 2023.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.2 million, or 7.6%, to $2.3 million for the three months ended June 30, 2023, from $2.1 million for the three months ended June 30, 2022, an increased by $0.5 million, or 11.7%, to $4.4 million for the six months ended June 30, 2023, from $3.9 million for the six months ended June 30, 2022, respectively. The increase was primarily attributable to incremental public company costs and legal expenses.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of income and comprehensive income.

Other Income (Expenses)

Other expenses increased by approximately $0.1 million or 73.2%, to $0.3 million for the three months ended June 30, 2023, from $0.2 million for the three months ended June 30, 2022. This increase was the result of higher interest expenses due to increases in applicable interest rates.

Other expenses increased by approximately $0.4 million or 175.4%, to $0.6 million for the six months ended June 30, 2023, from $0.2 million for the six months ended June 30, 2022. This increase was the result of higher interest expenses due to increases in applicable interest rates.

Provision for Income Taxes

We recorded income tax expense of $0.2 million for the three months ended June 30, 2023, and $0.4 million for the three months ended June 30, 2022. The decrease resulted from the decrease in taxable income.

We recorded income tax expense of $0.2 million for the six months ended June 30, 2023, and $0.5 million for the six months ended June 30, 2022. The decrease resulted from the decrease in taxable income.

Net Income

Our net income decreased by $1.1 million, or 92.4%, to $0.1 million for the three months ended June 30, 2023, from $1.2 million for the three months ended June 30, 2022, and decreased by $1.9 million, or 112.6%, to $(0.2) million for the six months ended June 30, 2023, from $1.7 million for the six months ended June 30, 2022, respectively. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of June 30, 2023, we had cash and working capital of $6.9 million and $16.5 million, respectively. On January 27, 2022, we closed an underwritten public offering of $2.5 million units consisting of ordinary shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

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

As of June 30, 2023, FGI’s total outstanding debt is represented by a credit facility with East West Bank.

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of March 31, 2023, FGI Industries was in compliance with this financial covenant. As described in Item 1. Note 8, FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2023.

The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of June 30, 2023 and December 31, 2022 was 8.00% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $7,863,680 and $9,795,052 as of June 30, 2023 and December 31, 2022, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the June 30, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2023, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of June 30, 2023, and December 31, 2022. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.

The following table summarizes the key components of our cash flows for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022
	USD	USD
Net cash used in operating activities	$(1,007,456)	$(12,990,336)
Net cash used in investing activities	(235,941)	(42,752)
Net cash (used in) provided by financing activities	(1,931,372)	12,403,568
Effect of exchange rate fluctuation on cash	2,103	(128,071)
Net changes in cash	(3,172,666)	(757,591)
Cash, beginning of period	10,067,428	3,883,896
Cash, end of period	$6,894,762	$3,126,305

Operating Activities

Net cash used in operating activities was approximately $1.0 million for the six months ended June 30, 2023 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $3.0 million, a decrease in accounts payable of approximately $1.9 million, an increase in prepayments and other current assets of approximately $1.6 million, a decrease in operating lease liabilities of approximately $0.6 million, and net income for the six months of approximately $0.2 million, plus non-cash items of approximately $0.1 million. These drivers were partially offset by a decrease in inventories of approximately $3.5 million, an increase in accounts payable-related parties of approximately $1.2 million, and a decrease in right-of-used assets of approximately $0.9 million, a decrease in accounts receivable of approximately $0.3 million, a decrease in other noncurrent assets of approximately $0.3 million, an increase in accrued expenses and other current liabilities of approximately $0.2 million, and an increase in income taxes payable of approximately $0.1 million.

Net cash used in operating activities was approximately $13.0 million for the six months ended June 30, 2022 and was primarily attributable to a decrease in accounts payable of approximately $10.8 million, an increase in prepayments and other receivables - related parties of approximately $5.3 million, an increase in prepayments and other current assets of approximately $1.5 million, a decrease in accrued expenses and other current liabilities of approximately $1.0 million, a decrease in operating lease liabilities of approximately $0.6 million, a decrease in income taxes payable of approximately $0.3 million, and an increase in other noncurrent assets of approximately $0.1 million, which were partially offset by a decrease in inventories of approximately $2.6 million, a decrease in accounts receivable of approximately $1.8 million, and net income for the quarter of approximately $1.7 million, a decrease in right-of-used assets of approximately $0.6 million, and plus various non-cash items of approximately $0.1 million.

Investing Activities

Net cash used in investing activities was $0.2 million and approximately $0.1 million for the six months ended June 30, 2023, and 2022, respectively, which was attributable to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $1.9 million for the six months ended June 30, 2023, which represents repayment of bank loans.

Net cash provided by financing activities was approximately $12.4 million for the six months ended June 30, 2022, which represents net proceeds from bank loans of $0.1 million and net proceeds from issuance of units in the IPO of $12.4 million.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2023.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income from operations	$580,275	$1,729,349	$577,348	$2,420,095
Adjustments:
Non-recurring IPO-related compensation	—	23,559	—	255,871
IPO legal fee	—	—	50,000	—
Business expansion expense	61,770	—	123,542	—
Adjusted income from operations	642,045	1,752,908	750,890	2,675,966
Revenue	$29,189,913	$47,809,014	$56,352,179	$91,384,254
Adjusted operating margins	2.2%	3.7%	1.3%	2.9%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (Loss) Income	$88,481	$1,170,530	$(214,894)	$1,700,723
Adjustments:
Non-recurring IPO-related compensation	—	23,559	—	255,871
IPO legal fee	—	—	50,000	—
Business expansion expense	61,770	—	123,542	—
Total	150,251	1,194,089	(41,352)	1,956,594
Tax impact of adjustment at 18% effective rate	(11,675)	(4,241)	(32,799)	(46,057)
Adjusted net (loss) income	$138,576	$1,189,848	$(74,151)	$1,910,537

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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

Management’s Remediation Initiatives

We have achieved certain milestones in remediation of the identified material weaknesses and other deficiencies and enhancement of our internal controls. Specifically, as of the date of this quarterly report, we have hired additional accounting personnel to facilitate segregation of duties, and are in the process of establishing our internal audit function. We have also completed our first cybersecurity training.

We anticipate the initiatives put in place to date will allow us to remediate one or more of these material weaknesses by the end of 2023, subject to sufficient testing. We continue to implement additional initiatives during the year to remediate a number of additional material weaknesses identified.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI USA filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI USA only received a distribution of $7,757.24. On January 9, 2014, FGI USA filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI USA filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI USA to recover its proof of claim. A hearing for the motion to add Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI USA’s motion to amend the judgment. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which is in process. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which was filed on June 27, 2023. Tangshan Ayers has now moved to compel arbitration.  Opposition to that motion is due in late September.

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

Dated: August 11, 2023

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)