Form 10-Q
period 2023-09-30
FGI Industries Ltd.
filed 2023-11-13
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2023

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

The number of shares outstanding of the registrant's common stock on November 9, 2023 was 9,500,000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential repair and remodel activity, and to a lesser extent, new home construction;
●	the effects of inflationary pressures, financial market uncertainty and rising interest rates on the demand for our products, our costs and our ability to access capital;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$5,369,947	$10,067,428
Accounts receivable, net	16,602,725	14,295,859
Inventories, net	9,633,998	13,292,591
Prepayments and other current assets	4,446,969	2,588,081
Prepayments and other receivables – related parties	11,004,487	5,643,649
Total current assets	47,058,126	45,887,608

PROPERTY AND EQUIPMENT, NET	1,408,674	1,269,971

OTHER ASSETS
Operating lease right-of-use assets, net	15,512,101	9,815,572
Deferred tax assets, net	1,408,629	1,265,539
Other noncurrent assets	1,559,421	2,128,240
Total other assets	18,480,151	13,209,351
Total assets	$66,946,951	$60,366,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$7,962,203	$9,795,052
Accounts payable	14,052,847	14,718,969
Accounts payable – related parties	2,485,764	104,442
Income tax payable	222,314	33,350
Operating lease liabilities – current	1,467,049	1,543,031
Accrued expenses and other current liabilities	3,650,658	3,580,359
Total current liabilities	29,840,835	29,775,203

OTHER LIABILITIES
Operating lease liabilities – noncurrent	13,920,716	7,847,317
Total liabilities	43,761,551	37,622,520

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,500,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	950	950
Additional paid-in capital	20,791,752	20,459,859
Retained earnings	3,874,561	3,679,920
Accumulated other comprehensive loss	(1,415,820)	(1,396,319)
FGI Industries Ltd. shareholders’ equity	23,251,443	22,744,410
Non-controlling interests	(66,043)	—
Total shareholders’ equity	23,185,400	22,744,410
Total liabilities and shareholders’ equity	$66,946,951	$60,366,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
REVENUES	$29,932,612	$38,544,062	$86,284,791	$129,928,316

COST OF REVENUES	22,103,325	30,503,452	63,242,944	105,942,167

GROSS PROFIT	7,829,287	8,040,610	23,041,847	23,986,149

OPERATING EXPENSES
Selling and distribution	4,572,593	4,268,355	14,084,200	13,308,414
General and administrative	2,351,307	1,865,325	6,746,055	5,801,294
Research and development	423,697	238,638	1,152,554	788,054
Total operating expenses	7,347,597	6,372,318	21,982,809	19,897,762

INCOME FROM OPERATIONS	481,690	1,668,292	1,059,038	4,088,387

OTHER INCOME (EXPENSES)
Interest income	1,102	306	6,524	439
Interest expense	(16,382)	(159,033)	(559,730)	(398,225)
Other income, net	49,598	71,750	19,357	104,521
Total other income (expenses), net	34,318	(86,977)	(533,849)	(293,265)

INCOME BEFORE INCOME TAXES	516,008	1,581,315	525,189	3,795,122

PROVISION FOR INCOME TAXES
Current	225,127	254,917	539,681	724,716
Deferred	(52,611)	54,256	(143,090)	97,541
Total provision for income taxes	172,516	309,173	396,591	822,257

NET INCOME	343,492	1,272,142	128,598	2,972,865
Less: net loss attributable to non-controlling shareholders	(66,043)	—	(66,043)	—
Net income attributable to FGI Industries Ltd. Shareholders	409,535	1,272,142	194,641	2,972,865

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(44,497)	(879,727)	(19,501)	(1,006,323)

COMPREHENSIVE INCOME	298,995	392,415	109,097	1,966,542
Less: comprehensive loss attributable to non-controlling shareholders	(66,043)	—	(66,043)	—
Comprehensive income attributable to FGI Industries Ltd. Shareholders	$365,038	$392,415	$175,140	$1,966,542

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,500,000	9,500,000	9,500,000	9,280,220
Diluted	9,786,522	9,508,750	9,822,847	9,285,701

EARNINGS PER SHARE
Basic	$0.04	$0.13	$0.02	$0.32
Diluted	$0.04	$0.13	$0.02	$0.32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

								Accumulated	Total FGI
					Additional	Parent’s		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Net	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2021	—	$—	7,000,000	$700	$—	$7,549,010	$—	$—	$7,549,710	$—	$7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	8,203,742	(7,549,010)	—	(654,732)	—	—	—
Share-Based compensation	—	—	—	—	39,812	—	—	—	39,812	—	39,812
Issuance of ordinary shares upon Initial Public Offering (“IPO”), net	—	—	2,500,000	250	12,370,550	—	—	—	12,370,800	—	12,370,800
Net income	—	—	—	—	—	—	530,193	—	530,193	—	530,193
Foreign currency translation adjustments	—	—	—	—	—	—	—	(57,180)	(57,180)	—	(57,180)
Balance at March 31, 2022	—	$—	9,500,000	$950	$20,614,104	$—	$530,193	$(711,912)	$20,433,335	$—	$20,433,335
Share-Based compensation	—	—	—	—	104,920	—	—	—	104,920	—	104,920
Net income	—	—	—	—	—	—	1,170,530	—	1,170,530	—	1,170,530
Foreign currency translation adjustments	—	—	—	—	—	—	—	(69,416)	(69,416)	—	(69,416)
Balance at June 30, 2022	—	$—	9,500,000	$950	$20,719,024	$—	$1,700,723	$(781,328)	$21,639,369	$—	$21,639,369
Share-Based compensation	—	—	—	—	115,920	—	—	—	115,920	—	115,920
Net income	—	—	—	—	—	—	1,272,142	—	1,272,142	—	1,272,142
Foreign currency translation adjustments	—	—	—	—	—	—	—	(879,727)	(879,727)	—	(879,727)
Balance at September 30, 2022	—	$—	9,500,000	$950	$20,834,944	$—	$2,972,865	$(1,661,055)	$22,147,704	$—	$22,147,704

								Accumulated	Total FGI
					Additional	Parent’s		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Net	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2022	—	$—	9,500,000	$950	$20,459,859	$—	$3,679,920	$(1,396,319)	$22,744,410	$—	$22,744,410
Share-Based compensation	—	—	—	—	119,721	—	—	—	119,721	—	119,721
Net loss	—	—	—	—	—	—	(303,375)	—	(303,375)	—	(303,375)
Foreign currency translation adjustments	—	—	—	—	—	—	—	20,099	20,099	—	20,099
Balance at March 31, 2023	—	$—	9,500,000	$950	$20,579,580	$—	$3,376,545	$(1,376,220)	$22,580,855	$—	$22,580,855
Share-Based compensation	—	—	—	—	152,835	—	—	—	152,835	—	152,835
Net income	—	—	—	—	—	—	88,481	—	88,481	—	88,481
Foreign currency translation adjustments	—	—	—	—	—	—	—	4,897	4,897	—	4,897
Balance at June 30, 2023	—	$—	9,500,000	$950	$20,732,415	$—	$3,465,026	$(1,371,323)	$22,827,068	$—	$22,827,068
Share-Based compensation	—	—	—	—	59,337	—	—	—	59,337	—	59,337
Net income	—	—	—	—	—	—	409,535	—	409,535	(66,043)	343,492
Foreign currency translation adjustments	—	—	—	—	—	—	—	(44,497)	(44,497)	—	(44,497)
Balance at September 30, 2023	—	$—	9,500,000	$950	$20,791,752	$—	$3,874,561	$(1,415,820)	$23,251,443	$(66,043)	$23,185,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,598	$2,972,865
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	135,256	182,404
Share-based compensation	331,893	260,652
Provision for credit losses	31,324	102,842
Reversal of defective return	(710,643)	(1,456,022)
Foreign exchange transaction gain	(23,875)	(58,901)
Adjustment for Right of use assets	(89,093)	(2,552,649)
Deferred income tax (benefit) expense	(143,090)	108,653
Changes in operating assets and liabilities
Accounts receivable	(1,627,547)	9,521,011
Inventories	3,658,593	5,276,294
Prepayments and other current assets	(1,858,888)	146,324
Prepayments and other receivables – related parties	(5,360,838)	(3,895,562)
Other noncurrent assets	568,819	655,614
Income taxes	188,964	(1,048,150)
Right-of-use assets	1,336,189	1,009,115
Accounts payable	(666,122)	(18,257,595)
Accounts payable-related parties	2,381,322	614,633
Operating lease liabilities	(946,208)	1,529,515
Accrued expenses and other current liabilities	70,299	(1,443,014)
Net cash used in operating activities	(2,595,047)	(6,331,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	400
Purchase of property and equipment	(274,971)	(55,450)
Prepayment for purchase of equipment and construction-in-progress	—	(1,295,924)
Net cash used in investing activities	(274,971)	(1,350,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of revolving credit facility	(1,832,849)	(1,649,631)
Net proceeds from issuance of ordinary shares in IPO	—	12,370,800
Net cash (used in) provided by financing activities	(1,832,849)	10,721,169

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	5,386	(941,101)

NET CHANGES IN CASH	(4,697,481)	2,097,123
CASH, BEGINNING OF PERIOD	10,067,428	3,883,896
CASH, END OF PERIOD	$5,369,947	$5,981,019

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(560,314)	$(395,987)
Cash paid during the period for income taxes	$(350,500)	$(1,755,531)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on Right-of-use assets	$(7,644,734)	$—

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries, Inc.	● A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	● Incorporated on January 5, 1988
● Sales and distribution in the United States
FGI Europe Investment Limited	● A British Virgin Islands holding company	100% owned by FGI
● Incorporated on January 1, 2007
FGI International, Limited	● A Hong Kong company	100% owned by FGI
● Incorporated on June 2, 2021
● Sales, sourcing and product development
FGI Canada Ltd.	● A Canadian company	100% owned by FGI Industries, Inc.
● Incorporated on October 17, 1997
● Sales and distribution in Canada
FGI Germany GmbH & Co. KG	● A German company	100% owned by FGI Europe Investment Limited
● Incorporated on January 24, 2013
● Sales and distribution in Germany
FGI China, Ltd.	● A PRC limited liability company	100% owned by FGI International, Limited
● Incorporated on August 19, 2021
● Sourcing and product development
FGI United Kingdom Ltd	● An UK company	100% owned by FGI Europe Investment Limited
● Incorporated on December 10, 2021
● Sales and distribution in UK
FGI Australasia Pty Ltd	● An Australian company	100% owned by FGI
● Incorporated on September 8, 2022
● Sales and distribution in Australia
Covered Bridge Cabinetry Manufacturing Co., Ltd	● A Cambodian company	100% owned by FGI
● Incorporated on April 21, 2022
● Manufacturing in Cambodia
Isla Porter LLC	● A New Jersey company	60% owned by FGI Industries, Inc.
● Formed on June 2, 2023
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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for three and nine months ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues	$—	$10,081,416	$991,919	$30,743,753
Cost of revenues	—	(8,653,083)	(768,065)	(25,201,282)
Gross profit	—	1,428,333	223,854	5,542,471
Selling and distribution expenses	—	(1,187,198)	45,979	(3,509,028)
General and administrative expenses	—	(38,403)	—	(281,532)
Research and development expenses	—	(59,228)	—	(219,331)
Income from operations	$—	$143,504	$269,833	$1,532,580

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for three and nine months ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues	$—	$474,213	$—	$25,022,959
Cost of revenues	—	(398,768)	—	(22,853,884)
Gross profit	—	75,445	—	2,169,075
Selling and distribution expenses	—	(15,687)	—	(522,321)
General and administrative expenses	—	(137,987)	—	(424,861)
Research and development expenses	—	(11,893)	—	(27,080)
Income from operations	$—	$(90,122)	$—	$1,194,813

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of September 30, 2023, the Company had approximately $5.4 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As further described in Note 8, as of the date of this quarterly report, our wholly owned subsidiary FGI Industries Inc. has obtained a waiver for the Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement with East West Bank, which were due by April 30, 2023.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.3144 and 6.9653 as of September 30, 2023 and December 31, 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 7.2414 and 6.7811 for the three months ended September 30, 2023 and 2022, respectively, and 7.0384 and 6.5595 for the nine months ended September 30, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3541 and 1.3541 as of September 30, 2023 and December 31, 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3541 and 1.2697 for the three months ended September 30, 2023 and 2022, respectively, and 1.3541 and 1.2296 for the nine months ended September 30, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9490 and 0.9338 as of September 30, 2023 and December 31, 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9143 and 0.9770 for the three months ended September 30, 2023 and 2022, respectively, and 0.9227 and 0.9302 for the nine months ended September 30, 2023 and 2022, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the interest expenses and accrued expenses and other current liabilities in consolidated statements of income and comprehensive income and cash flow. These reclassifications have no effect on the consolidated balance sheets previously reported.

Cash

Cash consists of cash on hand, demand deposits and time deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, net (“ROU assets”), operating lease liabilities — current and operating lease liabilities — noncurrent on the unaudited condensed consolidated balance sheets.

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

The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Revenues by product line
Sanitaryware	$20,740,380	$25,490,296	$54,949,082	$84,564,251
Bath Furniture	2,531,430	5,607,990	12,304,688	23,397,263
Shower System	4,931,437	5,441,566	14,248,679	17,885,424
Others	1,729,365	2,004,210	4,782,342	4,081,378
Total	$29,932,612	$38,544,062	$86,284,791	$129,928,316

	Revenues				Total assets
	For the Three Months Ended		For the Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
	USD	USD	USD	USD	USD	USD
						(Audited)
Revenues/ total assets by geographic location
United States	$18,356,278	$23,866,921	$54,921,572	$80,865,556	$41,561,576	$38,364,005
Canada	9,081,571	9,494,803	23,120,014	35,388,374	18,103,189	14,584,946
Europe	2,460,762	4,849,551	8,209,204	13,341,599	476,162	343,946
Rest of World	34,001	332,787	34,001	332,787	6,806,024	7,074,033
Total	$29,932,612	$38,544,062	$86,284,791	$129,928,316	$66,946,951	$60,366,930

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended September 30, 2023 and 2022, shipping and handling expense was $176,077 and $210,561, respectively, for the nine months ended September 30, 2023 and 2022, shipping and handling expense was $490,161 and $699,756, respectively.

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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $59,337, $331,893 and $115,920, $260,652 for the three and nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the tax years ended December 31, 2020 through December 31, 2022 for FGI Industries, Inc. remain open for statutory examination by tax authority.

We record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.

Non-controlling interests

The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the unaudited consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the unaudited condensed consolidated statement of income and comprehensive income as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.

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

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Numerator:
Net income attributable to FGI Industries Ltd. Shareholders	$409,535	$1,272,142	$194,641	$2,972,865

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,500,000	9,500,000	9,500,000	9,280,220
Potentially dilutive shares from outstanding options/warrants	286,522	8,750	322,847	5,481
Weighted-average number of ordinary shares outstanding — diluted	9,786,522	9,508,750	9,822,847	9,285,701

Earnings per share — basic	$0.04	$0.13	$0.02	$0.32
Earnings per share — diluted	$0.04	$0.13	$0.02	$0.32

Potential ordinary shares that have an anti-dilutive effect are excluded from the calculation of diluted EPS 514,975 and 2,925,000 number of options and warrants, respectively, were excluded from diluted EPS because their effects were anti-dilutive.

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

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Accounts receivable	$17,958,087	$16,330,540
Allowance for credit losses	(470,167)	(438,843)
Accrued defective return and discount	(885,195)	(1,595,838)
Accounts receivable, net	$16,602,725	$14,295,859

Movements of allowance for credit losses are as follows:

	For the Nine Months Ended	For the Year Ended
	September 30,	December 31,
	2023	2022
	USD	USD
		(Audited)
Beginning balance	$438,843	$177,462
Addition	31,324	261,381
Ending balance	$470,167	$438,843

Movements of accrued defective return and discount accounts are as follows:

	For the Nine Months Ended	For the Year Ended
	September 30,	December 31,
	2023	2022
	USD	USD
		(Audited)
Beginning balance	$1,595,838	$3,292,101
Provision	(710,643)	(1,696,263)
Ending balance	$885,195	$1,595,838

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Finished product	$10,315,973	$13,956,121
Reserves for slow-moving inventories	(681,975)	(663,530)
Inventories, net	$9,633,998	$13,292,591

Movements of inventory reserves are as follows:

	For the Nine Months Ended	For the Year Ended
	September 30,	December 31,
	2023	2022
	USD	USD
		(Audited)
Beginning balance	$663,530	$544,158
Addition	18,445	119,372
Ending balance	$681,975	$663,530

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Prepayments	$3,677,613	$2,026,259
Others	769,356	561,822
Total prepayments and other assets	$4,446,969	$2,588,081

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Building	$946,066	$946,066
Leasehold Improvements	1,212,974	1,074,206
Machinery and equipment	1,994,156	2,246,610
Furniture and fixtures	404,237	516,310
Vehicles	147,912	147,913
Molds	26,377	26,377
Subtotal	4,731,722	4,957,482
Less: accumulated depreciation	(3,323,048)	(3,687,511)
Total	$1,408,674	$1,269,971

Depreciation expenses for the nine months ended September 30, 2023 and 2022 amounted to $135,256 and $139,721 respectively; depreciation expenses for the three months ended September 30, 2023 and 2022 amounted to $56,497 and $44,191. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. as of September 30, 2023, the Company’s leases have remaining lease terms up to 11.4 years.

The company also purchased an operating lease land from a common control affiliate for manufacturing, which has remaining lease term up to 48.75 years and can be extended for another 50 years for $1.

For the three months ended September 30, 2023 and 2022, the total lease expenses was $697,205 and $413,829, respectively, for the nine months ended September 30, 2023 and 2022, the total lease expenses was $1,862,939 and $1,231,989, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Operating lease right-of-use assets	$15,512,101	$9,815,572
Operating lease liabilities – current	$1,467,049	$1,543,031
Operating lease liabilities – noncurrent	13,920,716	7,847,317
Total operating lease liabilities	$15,387,765	$9,390,348

Information relating to the lease term and discount rate are as follows:

	As of	As of
	September 30, 2023	December 31, 2022
(Audited)
Weighted-average remaining lease term
Operating leases	9.5 years	7.9 years
Weighted-average discount rate
Operating leases	5.6%	4.7%

As of September 30, 2023, the maturities of operating lease liabilities were as follows:

For the 12 months ending September 30,
2023	$2,308,006
2024	2,544,263
2025	2,640,774
2026	2,660,967
2027	2,312,462
Thereafter	7,527,110
Total lease payments	19,993,582
Less: imputed interest	(4,605,817)
Present value of lease liabilities	$15,387,765

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of September 30, 2023, FGI Industries was in compliance with these financial covenants. FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2023.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of September 30, 2023, and December 31, 2022 was 8.25% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $7,962,203 and $9,795,052 as of September 30, 2023, and December 31, 2022, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the September 30, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2023, FGI Canada Ltd. was in compliance with these financial covenants.

Borrowings under this line of credit amounts to $0 as of September 30, 2023, and December 31, 2022. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

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

The gross proceeds from the IPO were approximately $15.00 million with net proceeds of approximately $12.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company. Immediately following the consummation of the IPO, there were an aggregate of 9,500,000 ordinary shares issued and outstanding. As a result of the IPO, the ordinary shares and Warrants now trade on the Nasdaq Capital Market under the symbol “FGI” and “FGIWW”, respectively.

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

Restricted shares units (“RSU”)

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as at January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of September 30, 2023, 61,250 of these granted RSUs were vested.

On April 13, 2022, the board of directors approved the issuance of 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as at April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of September 30, 2023, 4,132 of these granted RSUs were vested.

On May 11, 2022, the board of directors approved the issuance of 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2024. The grant date fair value for these RSUs was $198,000 based on the closing share price of $2.26 as at May 11, 2022. If the maximum performance is met, the Company will issue an additional 43,805 RSUs under these awards with a grant date fair value of $99,000. As of September 30, 2023, all RSUs were canceled and none of them were vested.

On May 17, 2022, the board of directors approved the issuance of 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as at May 17, 2022. As of September 30, 2023, none of these RSUs were vested.

On March 23, 2023, the board of directors approved the issuance of 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as at March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of September 30, 2023, none of these RSUs were vested.

On March 23, 2023, the board of directors approved the issuance of 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as at March 29, 2023. As of September 30, 2023, none of these RSUs were vested.

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2022	—
Granted	296,474
Vested	—
Canceled	—
Non-vested as of December 31, 2022	296,474
Granted	113,984
Vested	(65,382)
Canceled	(87,611)
Non-vested as of September 30, 2023	257,465

The following is a summary of the status of restricted shares at September 30, 2023:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	122,500	1.33
$2.52	4,618	1.50
$2.20	16,363	1.25
$2.08	96,635	2.50
$2.08	17,349	2.50
	257,465

Share options (“Options”)

On March 24, 2022, the board of directors approved the issuance of 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of September 30, 2023, 49,374 of these granted options were vested.

On April 13, 2022, the board of directors approved the issuance of 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of September 30, 2023, 45,981 of these granted options were vested.

On May 11, 2022, the board of directors approved the issuance of 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could result in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of September 30, 2023, 71,058 of these granted options were vested.

On March 23, 2023, the board of directors approved the issuance of 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of September 30, 2023, none of these granted options were vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2022	380,745	2.54	1.19	9.35	—
Granted	158,976	2.08	1.26	9.75	—
Forfeited	24,746	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at September 30, 2023	514,975	2.41	1.22	8.88	—
Vested and exercisable at September 30, 2023	166,412	2.57	1.21	8.59	—

For the nine months ended September 30, 2023 and 2022, the total fair value of options awarded was $628,834 and $454,373, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the nine months ended September 30, 2023. The assumptions used to value the options granted to employees were as follows:

	For the
	Nine Months Ended	For the Year Ended
	September 30,	December 31,
	2023	2022
		(Audited)
Risk-free interest rate	3.65%	2.49 - 2.92%
Expected volatility range	63.36%	40.30 - 45.67%
Fair market value per ordinary share as at grant dates	$2.08	$2.26 - 3.07

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Nine Months Ended
	September 30,
	2023	2022
	USD	USD
Selling and distribution expenses	$93,746	$77,447
General and administrative expenses	238,147	183,205
Total share-based compensation expenses	$331,893	$260,652

As of September 30, 2023, there was $1,061,378 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 1.82 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	USD	USD	USD	USD
Income components
United States	$(239,835)	$370,822	$(641,733)	$461,022
Outside United States	755,843	1,210,493	1,166,922	3,334,100
Total pre-tax income	$516,008	$1,581,315	$525,189	$3,795,122
Provision for income taxes
Current
Federal	$(6,062)	$9,563	$4,562	$25,850
State	7,210	840	10,343	8,916
Foreign	223,979	244,514	524,776	689,950
	225,127	254,917	539,681	724,716
Deferred
Federal	(42,497)	38,456	(135,172)	69,077
State	(10,114)	12,241	(3,930)	24,905
Foreign	—	3,559	(3,988)	3,559
	(52,611)	54,256	(143,090)	97,541
Total provision for income taxes	$172,516	$309,173	$396,591	$822,257

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	(1.7)	0.6
Foreign operations	21.5	(0.2)
Permanent items	0.7	0.2
Deferred rate changes	2.1	—
Others	0.1	0.1
Effective tax rate	43.7%	21.7%

The effective tax rate for the nine months ended September 30, 2023 as presented in the table above did not give consideration to the elimination of unrealized profit from intercompany sales.

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	September 30, 2023	December 31, 2022
	USD	USD
		(Audited)
Deferred tax assets
Allowance for credit losses	$114,781	$109,713
Other reserve	134,866	144,333
Accrued expenses	169,246	126,992
Lease liability	1,882,977	2,144,348
Charitable contributions	8,363	8,565
Business interest limitation	492,467	385,069
Net operating loss – federal	394,381	414,905
Net operating loss – state	70,694	75,863
Other	49,965	46,005
Total deferred tax assets	3,317,740	3,455,793
Less: valuation allowance	—	—
Net deferred tax assets	3,317,740	3,455,793
Deferred tax liabilities
Fixed assets	1,920,097	2,190,254
Intangibles	(10,986)	—
Total deferred tax liabilities	1,909,111	2,190,254
Deferred tax assets, net of deferred tax liabilities	$1,408,629	$1,265,539

The deferred tax assets related to the Company’s net operating losses of $2,994,939 (Federal $1,878,000 and States $1,116,939) and $3,174,799 (Federal $1,975,734 and States $1,199,065) as of September 30, 2023 and December 31, 2022, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at September 30, 2023 or, December 31, 2022. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

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

Note 12 — Related party transactions and balances

Sales and purchases from a related party – consisted of the following:

		Nature of	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Name of Related Party	Relationship	transactions	2023	2022	2023	2022
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$980,910	$1,307,506	$5,950,640	$6,960,700
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	717,188	2,779,646	1,755,577	4,802,928
F.P.Z. FURNITURE (CAMBODIA) CO., LTD	An entity under common control	Purchase	575,060	—	575,060	—
Foremost Australasia Pty Ltd	An entity under common control	Purchase	413,339	—	413,339	—
			$2,686,497	$4,087,152	$8,694,616	$11,763,628

		Nature of	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
Name of Related Party	Relationship	transactions	2023	2022	2023	2022
			USD	USD	USD	USD
Foremost Worldwide Co., Ltd	An entity under common control	Sales	$—	$332,787	$—	$332,787
			$—	$332,787	$—	$332,787

The ending balance of such transactions as of September 30, 2023 and December 31, 2022, are listed of the following:

Prepayments — related parties

	As of	As of
	September 30,	December 31,
Name of Related Party	2023	2022
	USD	USD
		(Audited)
Focal Capital Holding Limited	$9,843,421	$3,806,873
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	8,681	—
	$9,852,102	$3,806,873

Accounts Payables — related parties

	As of	As of
	September 30,	December 31,
Name of Related Party	2023	2022
	USD	USD
		(Audited)
Foremost Worldwide Co., Ltd	$1,475,778	$104,442
F.P.Z FURNITURE (CAMBODIA) CO., LTD.	575,060	—
Foremost Australasia Pty Ltd	434,926	—
	$2,485,764	$104,442

Shared Service and Miscellaneous expenses – related party

FGI Industries, Inc. is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement for the three and nine months ended September 30, 2023 and 2022 were $178,249, $655,230 and $91,139, $1,004,937 respectively, which were booked under selling and distribution expenses and administration expenses.

FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the three and nine months ended September 30, 2023 and 2022 were $72,408, $8,878and $217,650, $77,482, respectively.

Other Payables — related parties

			As of	As of
		Nature of	September 30,	December 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD
				(Audited)
F.P.Z FURNITURE (CAMBODIA) CO., LTD.	An entity under common control	Miscellaneous expenses	$(147,368)	$—
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	1,813,028	1,879,249
Foremost Worldwide Co., Ltd	An entity under common control	Shared services and Miscellaneous expenses	(513,275)	(42,473)
			$1,152,385	$1,836,776

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

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD 250,000 if the bank with which a depositor holds its eligible deposit fails. As of September 30, 2023, a cash balance of USD 751,452 was maintained at financial institutions in the United States, of which USD 360,276 was subject to credit risk. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 74,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2023, a cash balance of CAD 3,660,964 (USD 2,703,614) was maintained at financial institutions in Canada, of which CAD 3,560,964 (USD2,629,765) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 93,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2023, an aggregated cash balance of USD 1,708,564 was maintained at financial institutions in Taiwan, of which USD 1,369,394 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 100,000 (approximately USD 105,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2023, cash balance of EUR 106,855 (USD 112,597) was maintained at financial institutions in Europe, of which EUR 6,855 (USD 7,223) was subject to credit risk. as of September 30, 2023, cash balance of US 423 was maintained at financial institutions in Kingdom of Cambodia, of which USD 423 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended September 30, 2023, three customers accounted for 14.5%, 14.3% and 13.9% of the Company’s total revenues, respectively. For the three months ended September 30, 2022, two customers accounted for 23.8% and 19.2% of the Company’s total revenues, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023, two customers accounted for 17.4% and 16.6% of the Company’s total revenues, respectively. For the nine months ended September 30, 2022, two customers accounted for 22.1% and 21.1% of the Company’s total revenues, respectively. No other customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, four customers accounted for 19.3%, 15.0%, 13.3% and 12.7% of the total balance of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 36.7% and 13.6% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2023 and December 31, 2022.

Vendor concentration risk

For the three months ended September 30, 2023, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 55.8% of the Company’s total purchases of the Company’s total purchases. For the three months ended September 30, 2022, Huida accounted for 49.9% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023, Huida accounted for 54.5% of the Company’s total purchases, and another vendor accounted 10.1% of the Company’s total purchases. For the nine months ended September 30, 2022, Huida accounted for 51.4% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, Huida accounted for 78.3% and another vendor accounted 13.0% of the total balance of accounts payable. As of December 31, 2022, Huida accounted for 85.5% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of September 30, 2023 and December 31, 2022.

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

Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for certain of our products, particularly in our bath furniture category, as weak demand as customer destock and inventory corrections have had a negative impact on our net sales. As previously noted, we also began experiencing supply chain disruptions and inflationary pressures, which affected operating margins beginning in late 2021. However, we adopted several productivity and pricing measures to offset these headwinds and began to see resumed margin expansion in the second half of 2022. While demand for our bath furniture products remains lower than historical levels thus far in 2023, we have seen increases in demand quarter over quarter. Based on discussions with our existing customers and other market factors, we expect demand to continue to pick up during the remainder of 2023 and into early 2024.

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

The following table summarizes the results of our operations for the three and nine months ended September 30, 2023 and 2022 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Nine Months Ended September 30, 2023 and 2022

	For the Three Months Ended
	September 30,		Change
	2023	2022	Amount		Percentage
	USD	USD	USD		%
Revenues	$29,932,612	$38,544,062	$(8,611,450)		(22.3)
Cost of revenues	22,103,325	30,503,452	(8,400,127)		(27.5)
Gross profit	7,829,287	8,040,610	(211,323)		(2.6)
Selling and distribution expenses	4,572,593	4,268,355	304,238		7.1
General and administrative expenses	2,351,307	1,865,325	485,982		26.1
Research and development expenses	423,697	238,638	185,059		77.5
Income from operations	481,690	1,668,292	(1,186,602)		(71.1)
Operating margins	1.6%	4.3%	(270)	bps
Total other income (expenses), net	34,318	(86,977)	121,295		139.5
Provision for income taxes	172,516	309,173	(136,657)		(44.2)
Net income	$343,492	$1,272,142	$(928,650)		(73.0)
Adjusted income from operations(1)	$603,179	$1,728,011	$(1,124,832)		(65.1)
Adjusted operating margins(1)	2.0%	4.5%	(250)	bps	—
Adjusted net income(1)	$442,020	$1,321,112	$(879,092)		(66.5)

	For the Nine Months Ended
	September 30,		Change
	2023	2022	Amount		Percentage
	USD	USD	USD		%
Revenues	$86,284,791	$129,928,316	$(43,643,525)		(33.6)
Cost of revenues	63,242,944	105,942,167	(42,699,223)		(40.3)
Gross profit	23,041,847	23,986,149	(944,302)		(3.9)
Selling and distribution expenses	14,084,200	13,308,414	775,786		5.8
General and administrative expenses	6,746,055	5,801,294	944,761		16.3
Research and development expenses	1,152,554	788,054	364,500		46.3
Income from operations	1,059,038	4,088,387	(3,029,349)		(74.1)
Operating margins	1.2%	3.1%	(190)	bps	—
Total other expenses, net	(533,849)	(293,265)	(240,584)		82.0
Provision for income taxes	396,591	822,257	(425,666)		(51.8)
Net income	$128,598	$2,972,865	$(2,844,267)		(95.7)
Adjusted income from operations(1)	$1,473,506	$4,503,508	$(3,030,002)		(67.3)
Adjusted operating margins(1)	1.7%	3.5%	(180)	bps	—
Adjusted net income(1)	$464,732	$3,313,264	$(2,848,532)		(86.0)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues decreased by $8.6 million, or 22.3%, to $29.9 million for the three months ended September 30, 2023, from $38.5 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, our revenue decreased by $43.6 million, or 33.6%, to $86.3 million from $129.9 million in the prior year period. The decrease in our revenues in both periods were primarily by declines in Sanitaryware, Bath Furniture and Shower System.

Revenue categories by product are summarized as follow:

	For the Three Months Ended September 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$20,740,380	69.3	$25,490,296	66.1	(18.6)
Bath Furniture	2,531,430	8.5	5,607,990	14.5	(54.9)
Shower System	4,931,437	16.5	5,441,566	14.1	(9.4)
Other	1,729,365	5.7	2,004,210	5.3	(13.7)
Total	$29,932,612	100.0	$38,544,062	100.0	(22.3)

	For the Nine Months Ended September 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$54,949,082	63.7	$84,564,251	65.1	(35.0)
Bath Furniture	12,304,688	14.3	23,397,263	18.0	(47.4)
Shower System	14,248,679	16.5	17,885,424	13.8	(20.3)
Other	4,782,342	5.5	4,081,378	3.1	17.2
Total	$86,284,791	100.0	$129,928,316	100.0	(33.6)

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 69.3% and 63.7% of our total revenues for the three and nine months ended September 30, 2023, compared to 66.1% and 65.1% for the comparable periods of 2022. Revenues generated from the sales of Sanitaryware decreased by 18.6% to $20.7 million and 35.0% to $54.9 million for the three and nine months ended September 30, 2023, respectively, from $25.5 million and $84.6 million in same period of 2022. The revenue decline was due to ongoing inventory de-stocking, primarily in the pro channel, and more muted demand trends. Sanitaryware revenue increased 10.2% sequentially from the second quarter of 2023, the second consecutive quarter of sequential revenue gains, as some customers are beginning to return to more normal order patterns and new customer programs are benefitting results.

Our revenues from bath furniture sales accounted for 8.5% and 14.3% of our total revenue for the three and nine months ended September 30, 2023, compared to 14.5% and 18.0% for the comparable period of 2022. Bath Furniture sales decreased by 54.9% to $2.5 million and 47.4% to $12.3 million for the three and nine months ended September 30, 2023, compared to $5.6 million and $23.4 million in the same period of 2022. The broader bath furniture market continues to be more heavily impacted by the recent macro headwinds than other product categories. Our product mix in bath furniture is more focused on higher-end priced products, which is experiencing more pronounced weakness than lower cost products in the space. As a result of these recent market trends, we are expanding our product offering in the mid-tier category to better address current demand.

Revenues from sales of Shower Systems decreased by 9.4% to $4.9 million and 20.3% to $14.2 million for the three and nine months ended September 30, 2023, compared to $5.4 million and $17.9 million for the comparable period of 2022. Shower systems make up approximately 16.5% and 16.5% of our total revenue for the three and nine months ended September 30, 2023, compared to 14.1% and 13.8% for the comparable period of 2022. However, our revenues from sales of Shower System increased by 15% sequentially from the second quarter of 2023. While the shower business has experienced some modest inventory de-stocking, demand trends remain steady and recently launched programs are gaining momentum. These new programs include the online shower door program with a large Canadian retailer, as well as the new shower wall systems roll-out at up to 300 locations of a large U.S. retailer during the fourth quarter of 2023.

The revenues from sales of other products (custom kitchen cabinetry and other small offerings) decreased by 13.7% to $1.7 million and increased 17.2% to $4.8 million for the three and nine months ended September 30, 2023, compared to $2.0 million and $4.1 million in the same period of 2022. This revenue category increased by 35.8% as compared to the second quarter of 2023. We believe momentum in the business remains strong, as the Company continues to add new dealers to the network and the new kitchen cabinetry initiative is on track for launch in early 2024.

Revenue Categories by Geographic Location

We derive our revenues primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended September 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
United States	$18,356,278	61.3	$23,866,921	61.9	(23.1)
Canada	9,081,571	30.4	9,494,803	24.6	(4.4)
Europe	2,460,762	8.2	4,849,551	12.6	(49.3)
Rest of World	34,001	0.1	332,787	0.9	—
Total	$29,932,612	100.0	$38,544,062	100.0	(22.3)

	For the Nine Months Ended September 30,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
United States	$54,921,572	63.7	$80,865,556	62.2	(32.1)
Canada	23,120,014	26.8	35,388,374	27.2	(34.7)
Europe	8,209,204	9.5	13,341,599	10.3	(38.5)
Rest of World	34,001	0.0	332,787	0.3	—
Total	$86,284,791	100.0	$129,928,316	100.0	(33.6)

We generated the majority of our revenues in the United States market, which amounted to $18.4 million and $54.9 million for the three and nine months ended September 30, 2023, compared to $23.9 million and $80.9 million for the three and nine months ended September 30, 2022, representing a 23.1% and 32.1% decrease for the three- and nine-month periods. These revenues accounted for 61.3%, 63.7% and 61.9%, 62.2% of our total revenues for the three and nine months ended September 30, 2023 and 2022, respectively. The decrease in the U.S. market was primarily driven by volume weakness in the pro channel in our Sanitary category.

Our second largest market is Canada. Our revenues generated in the Canadian market were $9.1 million and $23.1 million for the three and nine months ended September 30, 2023, compared to $9.5 million and $35.4 million for the three and nine months ended September 30, 2022, representing a 4.4% and 34.7% decrease for the three- and nine-month periods. The decrease was primarily driven by volume weakness in both retail and wholesale markets.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $2.5 million and $8.2 million for the three and nine months ended September 30, 2023, compared to $4.8 million and $13.3 million for the three and nine months ended September 30, 2022, representing a 49.3% and 38.5% decrease for the three- and nine-month periods. The decrease in the first nine months was attributable to customers reducing inventory levels to below historical average.

Gross Profit

Gross profit was $7.8 million and $23.0 million for the three and nine months ended September 30, 2023, a decrease of 2.6% and 3.9% compared to the prior-year periods, as volume weakness was offset by pricing gains, a more favorable mix, and lower freight costs. Gross profit margin improved to 26.2% and 26.7% for the three and nine months ended September 30, 2023, up 530 basis points and 824 basis points from 20.9% and 18.5% in the prior-year periods. Gross margins continue benefit from a shift in revenue mix towards higher-margin products, lower logistics costs, and the full benefit of pricing actions taken during 2022.

Our gross profit decreased by $0.2 million, or 2.6%, to $7.8 million for the three months ended September 30, 2023, from $8.0 million for the three months ended September 30, 2022. Our gross profit decreased by $0.9 million, or 3.9%, to $23.0 million for the nine months ended September 30, 2023, from $24.0 million for the nine months ended

September 30, 2022. The decrease in gross profit was due to revenue decline in major product categories that was partially offset by continued pricing gains and reduction in freight costs.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $0.3 million, or 7.1%, to $4.6 million for the three months ended September 30, 2023, from $4.3 million for the three months ended September 30, 2022, and increased by $0.8 million, or 5.8%, to $14.1 million for the nine months ended September 30, 2023, from $13.3 million for the nine months ended September 30, 2022, respectively. The increase in first nine months was a result of participating more sales trade show events and promotions as pandemic restrictions were eased, which caused the increase in marketing, sample and travel related expenses, partially offset by lower commission, sales coop and shipping freight expenses impacted by sales volume loss in first nine months of 2023.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.5 million, or 26.1%, to $2.4 million for the three months ended September 30, 2023, from $1.9 million for the three months ended September 30, 2022, an increased by $0.9 million, or 16.3%, to $6.7 million for the nine months ended September 30, 2023, from $5.8 million for the nine months ended September 30, 2022, respectively. The increase was primarily attributable to incremental public company costs and legal expenses.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of income and comprehensive income.

Other Income (Expenses)

We incurred insignificant other income and expenses during the three months ended September 30, 2023 and 2022. Other income and expenses primarily include interest income and expenses, as well as miscellaneous non-operating income and expenses.

Other expenses, net increased by approximately $0.2 million or 82.0%, to $0.5 million for the nine months ended September 30, 2023, from $0.3 million for the nine months ended September 30, 2022. This increase was the result of higher interest expenses due to increases in applicable interest rates.

Provision for Income Taxes

We recorded income tax expense of $0.2 million for the three months ended September 30, 2023, and $0.3 million for the three months ended September 30, 2022. The decrease resulted from the decrease in taxable income.

We recorded income tax expense of $0.4 million for the nine months ended September 30, 2023, and $0.8 million for the nine months ended September 30, 2022. The decrease resulted from the decrease in taxable income.

Net Income

Our net income decreased by $0.9 million, or 73.0%, to $0.3 million for the three months ended September 30, 2023, from $1.3 million For the three months ended September 30, 2022, and decreased by $2.8 million, or 95.7%, to $0.1 million for the nine months ended September 30, 2023, from $3.0 million for the nine months ended September 30, 2022, respectively. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of September 30, 2023, we had cash and working capital of $5.4 million and $17.2 million, respectively. On January 27, 2022, we closed an underwritten public offering of $2.5 million units consisting of ordinary shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

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

As of September 30, 2023, FGI’s total outstanding debt consisted of a credit facility with East West Bank.

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

The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of September 30, 2023 and December 31, 2022 was 8.25% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $7,962,203 and $9,795,052 as of September 30, 2023 and December 31, 2022, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,538,734 as of the September 30, 2023

exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2023, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of September 30, 2023, and December 31, 2022. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.

The following table summarizes the key components of our cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
	USD	USD
Net cash used in operating activities	$(2,595,047)	$(6,331,971)
Net cash used in investing activities	(274,971)	(1,350,974)
Net cash (used in) provided by financing activities	(1,832,849)	10,721,169
Effect of exchange rate fluctuation on cash	5,386	(941,101)
Net changes in cash	(4,697,481)	2,097,123
Cash, beginning of period	10,067,428	3,883,896
Cash, end of period	$5,369,947	$5,981,019

Operating Activities

Net cash used in operating activities was approximately $2.6 million for the nine months ended September 30, 2023 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $5.4 million, an increase in prepayments and other current assets of approximately $1.9 million, an increase in accounts receivable of approximately $1.6 million, a decrease in operating lease liabilities of approximately $0.9 million, a decrease in accounts payable of approximately $0.7 million, plus non-cash items of approximately $0.5 million. These drivers were partially offset by a decrease in inventories of approximately $3.7 million, an increase in accounts payable-related parties of approximately $2.4 million, and a decrease in right-of-used assets of approximately $1.3 million, a decrease in other noncurrent assets of approximately $0.6 million, an increase in income taxes payable of approximately $0.2 million, and net income for the nine months of approximately $0.1 million, an increase in accrued expenses and other current liabilities of approximately $0.1 million.

Net cash used in operating activities was approximately $6.3 million for the nine months ended September 30, 2022 and was primarily attributable to a decrease in accounts payable of approximately $18.3 million, an increase in prepayments and other receivables - related parties of approximately $3.9 million, various non-cash items of approximately $3.4 million, a decrease in accrued expenses and other current liabilities of approximately $1.4 million, and plus a decrease in income taxes payable of approximately $1.0 million, which were partially offset by a decrease in accounts receivable of approximately $9.5 million, a decrease in inventories of approximately $5.3 million, and net income for the quarter of approximately $3.0 million, an increase in operating lease liabilities of approximately $1.5 million, a decrease in right-of-used assets of approximately $1.0 million, a decrease in other noncurrent assets of approximately $0.7 million, an increase in accounts payables – related parties of approximately $0.6 million, a decrease in prepayments and other current assets of approximately $0.2 million.

Investing Activities

Net cash used in investing activities was $0.3 million and approximately $1.4 million for the nine months ended September 30, 2023, and 2022, respectively, which was attributable to the purchases of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $1.8 million for the nine months ended September 30, 2023, which represents net repayment of bank loans.

Net cash provided by financing activities was approximately $10.7 million for the nine months ended September 30, 2022, which represents net repayment of bank loans of $1.6 million and net proceeds from issuance of units in the IPO of $12.4 million.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.3 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2023.

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

We define Adjusted Income from Operations as GAAP income from operations excluding the impact of certain non-recurring expenses, including IPO-related compensation (cash and stock-based), legal fees and business expansion expenses. We define Adjusted Net Income as GAAP net income excluding the tax-effected impact of certain non-recurring expenses and income, such as IPO-related compensation, legal fees and business expansion expenses. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income from operations	$481,690	$1,668,292	$1,059,038	$4,088,387
Adjustments:
Non-recurring IPO-related compensation	59,719	59,719	179,156	415,121
IPO legal fee	—	—	50,000	—
Business expansion expense	61,770	—	185,312	—
Adjusted income from operations	603,179	1,728,011	1,473,506	4,503,508
Revenue	$29,932,612	$38,544,062	$86,284,791	$129,928,316
Adjusted operating margins	2.0%	4.5%	1.7%	3.5%

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$343,492	$1,272,142	$128,598	$2,972,865
Adjustments:
Non-recurring IPO-related compensation	59,719	59,719	179,156	415,121
IPO legal fee	—	—	50,000	—
Business expansion expense	61,770	—	185,312	—
Total	464,981	1,331,861	543,066	3,387,986
Tax impact of adjustment at 18% effective rate	(22,961)	(10,749)	(78,334)	(74,722)
Adjusted net income	$442,020	$1,321,112	$464,732	$3,313,264

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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

Management’s Remediation Initiatives

We have achieved certain milestones in remediation of the identified material weaknesses and other deficiencies and enhancement of our internal controls. Specifically, as of the date of this quarterly report, we have hired additional accounting personnel to facilitate segregation of duties, and established our internal audit function. We have also formed our cybersecurity committee and completed our first cybersecurity training.

We anticipate the initiatives put in place to date will allow us to remediate one or more of these material weaknesses by the end of 2023, subject to sufficient testing. We continue to implement additional initiatives during the year to remediate a number of additional material weaknesses identified.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI USA filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI USA only received a distribution of $7,757.24. On January 9, 2014, FGI USA filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI USA filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI USA to recover its proof of claim. A hearing for the motion to add Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI USA’s motion to amend the judgment. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which is in process. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which was filed on June 27, 2023. Tangshan Ayers has now moved to compel arbitration.  Opposition to the motion was filed in September. The court has scheduled a hearing for January 18, 2024.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022, includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Trading Plans

During the three months ended September 30, 2023, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2023

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)