Form 10-K
period 2023-12-31
FGI Industries Ltd.
filed 2024-03-26
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File No. 001-41207

FGI Industries Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1603252
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

906 Murray Road — East Hanover, NJ	07936
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 428-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.0001 par value	FGI	Nasdaq Capital Market
Warrants to purchase Ordinary Shares, $0.0001 par value	FGIWW	Nasdaq Capital Market

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

As of June 30, 2023, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $4,407,360, based on the number of shares held by non-affiliates as of June 30, 2023 and the closing price of the registrant’s ordinary shares on the Nasdaq Capital Market on that date. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2024, the registrant had 9,547,607 outstanding ordinary shares.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential R&R activity, and to a lesser extent, new home construction;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	macroeconomic uncertainty, including from wars and hostilities, pandemics or other health emergencies, changes in interest rates and inflation, the impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (available at www.sec.gov).

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks, as more fully described in the section titled “Risk Factors” in this Annual Report on Form 10-K. You should read these risks before you invest in our securities. In particular, risks associated with our business include, but are not limited to, the following:

Strategic Risks

●	Our BPC organic growth strategy (defined under Item 1 below) is focused on capturing higher incremental gross margins by increasing our share of branded products, expanding into new product categories and creating new sales channels, all of which are impacted by a number of economic factors and other factors.
●	Prolonged economic downturns may adversely impact our sales, earnings and liquidity.
●	Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.
●	We may not achieve all of the anticipated benefits of our strategic initiatives.
●	We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.
●	We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results.

Business and Operational Risks

●	We recently began as a stand-alone business and have a limited operating history as a stand-alone business.
●	Variability in the cost and availability of our raw materials, component parts and finished goods, including the imposition of tariffs, could affect our results of operations and financial position.
●	Our top ten customers represent a large portion of our sales. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.
●	We are dependent on third-party suppliers and manufacturers, the loss of which could materially impact our business.
●	There are risks associated with our international operations and global strategies.

Competitive Risks

●	We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.

●	Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations.
●	Changes in Cayman Islands or U.S. tax law could adversely affect our financial condition and results of operations.

Technology and Intellectual Property Risks

●	We rely on information systems and technologies, and a breakdown of these systems could adversely affect our results of operations and financial position.
●	We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.
●	We have been and may continue to be subject to cybersecurity attacks, which could adversely affect our results of operations and financial position.

Litigation and Regulatory Risks

●	We are currently involved in legal proceedings and may in the future be a party to additional claims and litigation, which could be costly and divert significant resources.
●	Compliance with laws, government regulation and industry standards are costly, and our failure to comply could adversely affect our results of operations and financial position.
●	We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

Risks Related to Doing Business in China

●	We have operations in, and the majority of our suppliers are located in, China. Our or our suppliers’ ability to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.
●	We could be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions.
●	We could become subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have an adverse effect on our business operations in China.
●	Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.

Risks Related to Our Securities

●	Foremost Groups Ltd. holds a significant majority of the voting power of our ordinary shares, approximately 72%, and will be able to exert significant control over us.

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

Our Products

As a result of the increased significance of shower systems in our product portfolio in 2023, the Company has created a standalone “Shower Systems” product category, as detailed below. The “Other” category continues to comprise our kitchen cabinetry and other smaller offerings. The updates were applied retroactively to impacted product categories. Such changes had no impact on the Company's historical consolidated financial position, results of operations or cash flows.

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

According to the National Kitchen and Bath Association, the projected consumer spend for the U.S. bath and kitchen markets is estimated to be approximately $173 billion in 2024, of which approximately half is in product categories that we currently operate within. Outside of extreme recession years in the United States, such as 2007-2009, the R&R markets have experienced consistent 3% to 5% annual growth rates for more than 25 years, providing a predictable and recurring revenue model for the majority of our product lines. The primary drivers of such consistent and above-GDP growth rates are the pace of household formation, home price appreciation, strong housing turnover and the continued aging of the U.S. housing stock in our primary geographic markets.

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

Mass Retailers

Our products are primarily used by do-it-yourself homeowners, contractors, builders and remodelers for R&R projects. In North America, products for such projects are predominantly purchased through mass retail home centers such as The Home Depot, Lowe’s and Menard’s. Due to the market presence, store network and customer reach of these large home centers, we have developed decades-long relationships with our key retailer partners to distribute our products. Approximately 34% of our net sales in 2023 were to large retailers.

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

In 2023, approximately 34% of our net sales were to our wholesale partners.

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

In 2023, approximately 13% of our net sales were to our commercial partners.

E-Commerce

We sell a growing number of our products through the e-commerce channels of our retail partners as well as “e-commerce only” retailers such as Build.com and Wayfair.com, both of which are rapidly increasing market penetration in the home R&R space. Our sales through e-commerce channels and retailers represented about 12% of our net sales in 2023 up from less than 2% in 2010.

Independent Dealers & Distributors

We have historically sold our products through independent (or “mom and pop”) bath and kitchen product specialists. Independent dealers and distributors represented 7% of our net sales in 2023.

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

Tangshan Huida Ceramic Group Co., Ltd (“Huida”) supplies the majority of our sanitaryware products. Huida accounted for approximately 71.4% of the total balance of our accounts payable as of December 31, 2023. No other supplier accounts for more than 10% of our accounts payable as of December 31, 2023.

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

Human Capital

As of December 31, 2023, we employed approximately 287 employees, all of which are full-time, with no employees covered by collective bargaining agreements. We believe that our employee relations are good.

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

Our principal executive offices are located at 906 Murray Road, East Hanover, NJ 07936, and our telephone number is (973) 428-0400. Our website address is www.fgi-industries.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (2022 Revision) of the Cayman Islands (the “Companies Act”) as the same may be amended from time to time. As an exempted company, we may apply for a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Our industry can fluctuate with economic cycles. During economic downturns, our industry could experience longer periods of recession and greater declines than the general economy. We believe that our industry, particularly North American home improvement, R&R and new home construction activity, is significantly influenced particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics, credit availability, inflation and interest rates and other business conditions. Recently, higher interest rates, inflation and general tightening of credit availability have affected these markets. These factors may affect not only the ultimate consumer of our products, but also may impact home centers, builders and our other primary customers. As a result, a worsening of economic conditions, could have a material adverse effect on our sales and earnings as well as our cash flow and liquidity.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Furthermore, our existing indebtedness, which was approximately $7.0 million as of December 31, 2023, may adversely affect our financial flexibility and our competitive position in the future. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms to implement our “BPC” growth strategy. We may need additional cash resources in the future if we experience changed business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial position.

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

Our sales are concentrated with ten significant customers who collectively represented over 72% and 76% of our consolidated net sales for 2023 and 2022, respectively, and this concentration may continue to increase. In particular, The Home Depot represented approximately 18% and 22% of our consolidated net sales in 2023 and 2022, respectively. The Home Depot and other home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us.

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

We are dependent on a few key third-party suppliers.

We are dependent on third-party suppliers for many of our products and components, and are largely dependent on one large supplier, Tangshan Huida Ceramic Group Co., Ltd, an entity formed and located in China (“Huida”), who accounted for and approximately 71% and 86% of the total balance of our accounts payable as of December 31, 2023 and 2022, respectively, for the majority of our sanitaryware products, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components.

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

We previously had an agreement with Huida pursuant to which we had an exclusive right to distribute and resell in the United States and Canadian markets any products designed and created by Huida and Huida was not permitted to manufacture or sell any products we designed or created, for which we retained all intellectual property rights, without our prior consent. This agreement was ended in 2022, but Huida remains a key supplier and we believe we maintain a good business relationship. However, it is possible that, in the future, Huida may seek to sell directly into markets in which we operate, which may affect our supplier relationship or negatively impact our sales in such markets.

Additionally, many of the suppliers we rely upon are located in foreign countries, primarily China. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain or if we experience constraints to or disruption in transporting the products or components or we have to pay higher transportation costs for timely delivery of our products or components, our results of operations and financial position could be materially and adversely affected. See “— Risks Related to Doing Business In China” below.

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

In each of 2023 and 2022, approximately 36% and 36%, respectively of our sales were made outside of the United States (principally in Canada and Europe) and transacted in currencies other than the U.S. dollar. In addition to our Canadian and European operations, we manufacture products and source products and components from China and parts of Southeast Asia. Risks associated with our international operations include:

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

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our revenues, expenses, assets, indebtedness and other liabilities are denominated in foreign currencies, particularly the Euro, the Chinese Renminbi and the Canadian dollar. Fluctuations in currency exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our financial performance. We may seek to mitigate the risk of such impacts through hedging, but such hedging activities may be costly and may not be effective. In addition, emerging market economies in which we operate may be particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. Such conditions or developments could have an adverse impact on our operations. In addition, we may be exposed to credit risks in some of those markets.

Global or regional unrest, conflict, geopolitical disputes or catastrophic events could affect our operations and results of operations.

Our business can be affected by war, large-scale terrorist or other hostile acts, especially those directed against the United States or other major industrialized countries in which we do business or supply products, major natural disasters, long-term periods of drought, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. For example, the U.S.-China trade relations remain uncertain, and if tensions continue to worsen, we may our supply chain, production and delivery of products could be negatively impacted. Further, regional conflicts, such as the Ukraine-Russia and Israel-Hamas conflicts, could escalate and expand, which in turn could have negative impacts on our operations, the global economy and financial markets. Such disruptions of regional or global economic activity can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

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

The outbreak of contagious diseases, such as the COVID-19 pandemic, could disrupt our business and impact our results of operations and financial condition.

Our business could be adversely affected by the effects of a widespread outbreak of contagious diseases, similar to COVID-19, which impacted global, national and local economies, created a number of macroeconomic challenges that impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and labor shortages.

The extent of the impact of a pandemic similar to the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and that all will vary by market, including the duration and scope of the pandemic, the emergence of new variants of the virus and the efficacy of vaccines against such variants, global economic conditions during and after the pandemic, including disruptions in the global supply chain, inflation and labor shortages, government actions that may be taken in the future, in response to the pandemic, and changes in customer behavior in response to the pandemic, some of which may be more than just temporary.

Risks Related to Doing Business in China

We have limited operations in China, but many of our products are sourced from China. Our ability or the ability of our suppliers to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.

While we are a Cayman Islands exempted company headquartered in the United States and derive no revenue from China, we do have limited sourcing and product development operations in China. As of the date of this report, approximately 27 of our 287 employees are based in China. Moreover, suppliers of a majority of our product materials are based in China.

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

Pursuant to the PRC Cybersecurity Law, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. The Revised Cybersecurity Review Measures, which took effect on February 15, 2022, require critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, to conduct a cybersecurity review pursuant to the provisions therein. We do not believe that our company constitutes a “critical information infrastructure operator” under the Cybersecurity Review Measures, however, the exact scope of “critical information infrastructure operators” under the current regulatory regime remains unclear, and the PRC government authorities may have wide discretion in the interpretation and enforcement of the applicable laws. Additionally, the PRC Data Security Law took effect on September 1, 2021 and requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

We believe we are compliant with these regulations, to the extent they are applicable to us, and we do not believe our business will be materially affected by these measures. However, if we were selected for review, or one of our suppliers was selected for review, we or such supplier may be required to suspend operations in China during such review. Cybersecurity review could also result in negative publicity with respect to our company or our suppliers and could divert managerial attention and financial resources. Furthermore, if we or one of our suppliers were found to be in violation of applicable laws and regulations in China during such review, we or such supplier could be subject to administrative penalties, such as warnings, fines, or service suspension.

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

Our auditor, Marcum LLP, is a Registered Public Accounting Firm with the PCAOB and is based in New York, New York. Under the Holding Foreign Companies Accountable Act (the “HFCAA”), the PCAOB is permitted to inspect our independent public accounting firm. If the PCAOB later determined that it cannot inspect or fully investigate our auditor for three consecutive years, trading in our securities may be prohibited under the HFCAA, and, as a result, Nasdaq may determine to delist our securities. Moreover, in December 2022, the Accelerating Holding Foreign Companies Accountable Act was enacted and amended the HFCAA to require the U.S. Securities and Exchange Commission to prohibit an issuer’s securities from trading on U.S. exchanges if its auditor is not subject to PCAOB inspection for two consecutive years instead of three, thus reducing the time period before such securities would be delisted.

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

However, because we conduct only limited operations in China with only 27 employees focused on these matters, we do not expect that such intervention or influence would result in a material change in our operations and/or the value of our securities, although in such circumstance, we might experience a disruption in our ability to develop and source product manufacturing within China, which could have a material adverse effect on our results of operations. We also understand that the Chinese government has recently made statements indicating an intent to exert more oversight and control over offerings that are conducted by foreign investment China based issuers. While we are not a China based issuer, in such instance, we may still be unable to offer securities in China, which could limit the number of buyers of our securities and cause our securities to trade at a lower price than they would in the absence of the exercise of such oversight and control. If we inadvertently conclude that such approvals are not required, or applicable laws, regulations or interpretations change and we do not receive or maintain such approvals in the future, we may be subject to an investigation by regulators, fines or penalties or an order preventing us from offering securities in China in the future.

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

We operate in an industry that is subject to changing consumer trends, demands and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If our products do not keep up with consumer trends, demands and preference, we could lose market share, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, the role of technology is changing rapidly in our industry. We are in the process of introducing certain customer-facing tools powered by artificial intelligence (“AI”) to help promote our product offerings. If these AI products do not work as intended, or if our competitors are better able to effectively integrate these new technologies into their offerings, our competitive position may suffer.

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

We rely on many information systems and technologies to process, transmit, store and manage information to support our business activities, including new AI capabilities. We may be adversely affected if our information systems breakdown, fail, or are no longer supported or if our AI capabilities do not function as intended. In addition to the consequences that may occur from interruptions in our systems, global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems.

We have implemented security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems may in the future be damaged, disrupted, or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. These breaches or intrusions could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary, confidential, personal or financial information, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our customers and suppliers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. Such events could adversely affect our results of operations and financial position. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

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

As noted in Part 1, Item 3, FGI USA, our wholly-owned subsidiary, has been involved in efforts to recover damages from Ayers Bath (USA) Corporation and Tangshan Ayers arising from the Company’s efforts to protect an exclusivity agreement with Huida. These proceedings, including the current actions in the bankruptcy court, against Ayers Bath (USA) have been pending for over ten years. We may, from time to time, be involved in various other claims and litigation, including class actions, mass torts and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, product compliance and insurance coverage. The outcome and effect of these matters are inherently unpredictable, and defending and resolving them can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.

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

For more information about our current legal proceedings, refer to the section of this Annual Report on Form 10-K entitled “Legal Proceedings.”

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

Foremost holds ordinary shares that represent approximately 72% of all outstanding voting power, and, as such, may significantly influence the results of matters voted on by our shareholders and could effectively control many other major decisions regarding our operations, capital allocation priorities and corporate governance. In addition, we are reliant upon Foremost for manufacturing and other support. Mr. Liang Chou Chen holds approximately 49.89% of the voting control of Foremost. The interests of Foremost, particularly with respect to change-in-control transactions and election of directors, may conflict with those of our company and/or our shareholders, and Foremost may not always act in the best interest of our company. This significant concentration of share ownership and reliance for support may adversely affect the trading price for our securities because investors may perceive disadvantages in owning shares in companies with controlling shareholders.

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

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. Based upon an evaluation conducted in connection with the preparation of FGI’s audited consolidated financial statements as of December 31, 2023, management concluded that our internal controls over financial reporting were not effective due to the material weakness in our internal controls over financial reporting. The material weakness that has been identified represents an inadequate segregation of duties related to certain accounting functions due to the size of the Company’s subsidiaries. In addition, the Company lacks evidence of management review controls activity taking place, such as but not limited to, the review and approval of journal entries and account reconciliations. We believe that the material weakness set forth above did not have an effect on our financial results.

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

ITEM 1C.CYBERSECURITY

Cybersecurity is an important part of our risk management program for our Board and management. The Company maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through directory-based identity-related services for operation account security, firewall policies and periodical vulnerability threat scanning for network security and email-layer and endpoint-layer protections for data integrity on systems and user devices.

The Company’s Director of IT is responsible for assessing, identifying, and managing the risks from cybersecurity threats. Our Director of IT has over 15 years of experience in information security positions and holds Master’s degree in computer information systems. We also have constituted a cross-functional Cybersecurity Committee, comprised of Chairman, CFO, Management of Business Operations and Human Resources, which meets regularly to review enterprise-wide cybersecurity matters.

Our Board of Directors oversees management's approach to managing cybersecurity risks. The Board of Directors is charged with overseeing the Company’s risk management program, which includes cybersecurity matters. The Board of Directors routinely engages with relevant management on a range of cybersecurity-related topics, including the threat of environment and vulnerability assessments and policies and practices and receives updates on technology trends and regulatory developments from the Director of IT periodically.

We use a risk-based approach to identify, assess, protect, detect, respond to and recover from cybersecurity threats, derived from COSO framework. Our information security program includes, among other aspects, vulnerability management, antivirus and malware protection, access control, and employee training. Risks identified by the Director of IT and other cybersecurity personnel are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. The Director of IT also routinely discusses trends in cyber risks and our strategy with our Cybersecurity Committee and management on a regular basis, in addition to an annual review and discussion with the full board.

In addition, we endeavor to apprise employees of emerging risks and require them to undergo bi-annual security awareness trainings and supplemental trainings as needed. Additionally, we conduct periodic internal exercises to gauge the effectiveness of the trainings and assess the need for additional training.

Material cybersecurity incidents are required to be reported to the Board of Directors. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI USA filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI USA only received a distribution of $7,757.24. On January 9, 2014, FGI USA filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI USA filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI USA to recover its proof of claim. A hearing for the motion to add Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI USA’s motion to amend the judgment. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court allowed FGI USA to amend its complaint, which was filed in June 2023. Huida moved to compel arbitration under the amended complaint in June 2023. FGI USA opposed the motion to compel arbitration and in February 2024, the District Court denied that motion.

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

Holders; Shares Outstanding

We had a total of 9,547,607 shares of our ordinary shares outstanding on March 20, 2024, held by approximately 2 shareholders of record. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

During the twelve months ended December 31, 2023, we did not repurchase any ordinary shares.

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:

●	Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2024.
●	“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in its BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. We recently announced that we entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will market this technology as FlushGuard Overflow Technology. During the fourth quarter of 2023, we were awarded product placements at several large customers, including two of the largest commercial distributors in North America. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe, Australia, and the UK.
●	Enhanced Margin Performance. We generated gross margin of 29.2% in fourth quarter of 2023, up from 23.7% in the same period last year owing to the ongoing mix shift to higher margin products. For the full year 2023, gross margin was 27.4%, up nearly 800 basis points from the 19.5% gross margin generated in the prior year. During 2024, we expect gross margins to remain consistent with those generated during fiscal year 2023, with operating margin improvement driven by volume leverage.
●	Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $24.4 million at December 31, 2023, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
●	Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-

to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.

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

Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for certain of our products, particularly in our bath furniture category, as weak demand as customer destock and inventory corrections have had a negative impact on our net sales. As previously noted, we also began experiencing supply chain disruptions and inflationary pressures, which affected operating margins beginning in late 2022. However, we adopted several productivity and pricing measures to offset these headwinds and began to see resumed margin expansion in the second half of 2023. While the demand environment remains uneven with multiple industry forecasters predicting modest declines in home improvement spend in 2024, we expect to generate above-market growth.

Results of Operations

For the Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (decrease) during such periods.

	For the Year Ended
	December 31,		Change
	2023	2022	Amount		Percentage
	USD	USD	USD		%
Revenues	$117,241,604	$161,718,543	$(44,476,939)		(27.5)
Cost of revenues	85,164,322	130,209,538	(45,045,216)		(34.6)
Gross profit	32,077,282	31,509,005	568,277		1.8
Selling and distribution expenses	19,971,912	17,533,028	2,438,884		13.9
General and administrative expenses	8,424,083	7,830,023	594,060		7.6
Research and development expenses	1,376,844	1,053,976	322,868		30.6
Income from operations	2,304,443	5,091,978	(2,787,535)		(54.7)
Operating margins	2.0%	3.1%	(110)	bps	—
Total other expenses, net	(916,655)	(551,428)	(365,227)		66.2
Provision for income taxes	808,224	860,630	(52,406)		(6.1)
Net income	579,564	3,679,920	(3,100,356)		(84.3)
Net income attributable to FGI Industries Ltd. Shareholders	733,604	3,679,920	(2,946,316)		(80.1)
Adjusted income from operations(1)	2,840,401	5,693,972	(2,853,571)		(50.1)
Adjusted operating margins(1)	2.4%	3.5%	(110)	bps	—
Adjusted net income(1)	$1,014,226	$4,173,555	$(3,159,329)		(75.7)

(1) See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest GAAP comparators.

Revenues

Our revenues decreased by $44.5 million, or 27.5%, to $117.2 million for the year ended December 31, 2023, from $161.7 million for the year ended December 31, 2022. The decrease in our revenues was primarily by declines in sanitaryware and bath furniture categories. Revenue categories by product are summarized as follows:

	For the Year Ended December 31,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$75,551,117	64.4	$104,806,342	64.8	(27.9)
Bath Furniture	14,770,376	12.6	29,519,728	18.3	(50.0)
Shower System	19,997,197	17.1	21,586,888	13.3	(7.4)
Other	6,922,914	5.9	5,805,585	3.6	19.2
Total	$117,241,604	100.0	$161,718,543	100.0	(27.5)

We derive the majority of our revenues from sales of sanitaryware, which accounted for 64.4% and 64.8% of our total revenues for the years ended December 31, 2023 and 2022, respectively. Revenues generated from the sales of sanitaryware decreased by 27.9% to $75.6 million for the year ended December 31, 2023, from $104.8 million for the year ended December 31, 2022. The revenue decline was due to ongoing inventory de-stocking, primarily in the pro channel, and more muted demand trends. Sanitaryware revenue increased sequentially in the fourth quarter of 2023, the third consecutive quarter of sequential revenue gains, as the pro channel is showing signs of improvement and new customer programs are also beginning to benefit results.

Our revenues from bath furniture sales decreased by 50.0% to $14.8 million for the year ended December 31, 2023 from $29.5 million for the year ended December 31, 2022. Bath furniture sales accounted for 12.6% and 18.3% of our total revenue for 2023 and 2022, respectively as the bath furniture market continues to be impacted by macro headwinds and a trade-down to lower ticket products. Our product mix in bath furniture has been moved heavily focused on higher-end products, which, given the customer trade-downs, was more adversely impacted than other value-focused peers in the space. Based on the ongoing shift in customer demand to more value-priced offerings, we are launching product offerings in the mid-tier category to better address current demand and have already won several key customer awards featuring the new bath furniture.

Revenues from sales of Shower Systems decreased by 7.4% to $20.0 million for the year ended December 31, 2023 from $21.6 million for the year ended December 31, 2022. Shower systems make up approximately 17.1% and 13.3% of our total revenue for 2023 and 2022, respectively. However, our revenues from sales of Shower System have been increasing sequentially since the third quarter of 2023. Recently launched programs are gaining momentum, including the online shower door program with a large Canadian retailer and the shower wall systems roll-out at up to 300 locations of a large U.S. retailer with initial shipments that began in December 2023.

We also generate revenues from sales of Other products (custom kitchen cabinetry and others), which, in the aggregate, accounted for 5.9% and 3.6% of our total revenues for the years ended December 31 ,2023 and 2022. The increase in Other was primarily driven by strong volume growth of custom kitchen cabinetry sales to our expanding network of kitchen cabinetry dealers in the United States. Revenue benefited from continued dealer growth and new product launches. We remain on track to launch our new kitchen cabinetry initiative in the first half of 2024.

We derive our revenues primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Year Ended December 31,				Change
	2023	Percentage	2022	Percentage	Percentage
	USD	%	USD	%	%
United States	$74,572,336	63.6	$103,255,662	63.8	(27.8)
Canada	31,092,989	26.5	41,025,288	25.4	(24.2)
Europe	11,477,070	9.8	16,844,015	10.4	(31.9)
Rest of World	99,209	0.1	593,578	0.4	(83.3)
Total	$117,241,604	100.0	$161,718,543	100.0	(27.5)

We generated the majority of our revenues in the United States market, which amounted to $74.6 million for the year ended December 31, 2023, and $103.3 million for the year ended December 31, 2022, representing a 27.8% decrease. These revenues accounted for 63.6% and 63.8% of our total revenues for 2023 and 2022, respectively. The decreased in the U.S. market was primarily driven by volume weakness in the bath furniture as customers' de-stocking to adjust inventory level.

Our second largest market is Canada. Our revenues generated in the Canadian market were $31.1 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively, representing a 24.2% decrease. The decrease was primarily driven by volume weakness in both retail and wholesale markets.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $11.5 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively, representing a 31.9% decrease. The decrease was attributable to decreased demand that was impacted by global supply chain interruptions and inflation issues.

Gross Profit

Gross profit was $32.1 million during year 2023, an increase of 1.8% compared to the prior year, as a result of pricing gains, a more favorable mix, and lower freight costs, despite volume weaknesses. Gross profit margin percentage improved to 27.4% during 2023, up 790 basis points from 19.5% in the prior year, as gross margins continue benefit from a shift in revenue mix towards higher-margin products, lower logistics costs, and the full benefit of pricing actions taken during 2022.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $2.4 million, or 13.9%, to $20.0 million for the year ended December 31, 2023, from $17.5 million for the year ended December 31, 2022. The increase was a result of participating more sales trade show events and promotions as pandemic restrictions were eased, which caused the increase in marketing, sample and travel related expenses, partially offset by lower commission, sales coop and shipping freight expenses impacted by sales volume loss.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.6 million, or 7.6%, to $8.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to incremental public company costs and legal expenses.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our consolidated statements of income.

Other Income (Expenses)

We incurred insignificant other income and expenses during the years ended December 31, 2023 and 2022. Other income and expenses primarily include interest income and expenses, as well as miscellaneous non-operating income and expenses.

Other expenses, net increased by approximately $0.4 million or 66.2%, to $0.9 million for the year ended December 31, 2023, from $0.6 million for the year ended December 31, 2022. This increase was the result of higher interest expenses due to increases in applicable interest rates.

Provision for Income Taxes

We recorded income tax expense of $0.8 million for the year ended December 31, 2023, and $0.9 million for the year ended December 31, 2022. The decrease resulted from the decrease in our reported income before taxes of $2.8 million, or 54.7%.

Net Income

Our net income decreased by $3.1 million, or 84.3%, to $0.6 million for the year ended December 31, 2023, from $3.7 million for the year ended December 31, 2022. This decrease was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of December 31, 2023, we had cash and working capital of $7.8 million and $18.1 million, respectively. On January 27, 2022, we closed an underwritten public offering of 2.5 million units consisting of Ordinary Shares and warrants and received net proceeds, after commissions and expenses, of approximately $12.4 million.

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

As of December 31, 2023, FGI’s total outstanding debt is represented by a credit facility with East West Bank.

East West Bank Credit Facility

Our wholly owned subsidiary, FGI Industries (formerly named Foremost Groups, Inc.), has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.89% of the voting control of Foremost. On November 25, 2022, the line was extended, to a new maturity date of December 21, 2024, and the current amount of maximum borrowings is $18,000,000. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of December 31, 2023 and 2022, FGI Industries was in compliance with these financial covenants.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2023 and December 31, 2022 was 8.25% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $6,959,175 and $9,795,052 as of December 31, 2023 and 2022, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,662,087 as of the December 31, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2023 and 2022, FGI Canada Ltd. was in compliance with these financial covenants.

Borrowings under this line of credit amounts to $0 as of December 31, 2023 and 2022. The facility matures at the discretion of HSBC Canada upon 60 days notice.

CTBC Bank Credit Line

Subsequent to the year end, FGI International entered into an omnibus credit line (the “Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties.

Cash Flows

The following table summarizes the key components of our cash flows for the years ended December 31, 2023, and 2022.

	For the Year Ended December 31,
	2023	2022
	USD	USD
Net cash provided by operating activities	$1,389,699	$980,265
Net cash used in investing activities	(942,614)	(1,063,823)
Net cash (used in) provided by financing activities	(2,835,876)	7,010,567
Effect of exchange rate fluctuation on cash	98,604	(743,477)
Net changes in cash	(2,290,187)	6,183,532
Cash, beginning of period	10,067,428	3,883,896
Cash, end of period	$7,777,241	$10,067,428

Operating Activities

Net cash provided by operating activities was approximately $1.4 million for the year ended December 31, 2023 compared to $1.0 million for the year ended December 31, 2022. The increase was primarily attributable to a decrease in inventory of approximately $3.4 million, and non-cash items of approximately $2.7 million, a decrease in other noncurrent assets of approximately $0.9 million, an increase in accounts payable – related parties of approximately $0.6 million, and net income for the year of approximately $0.6 million. These drivers were partially offset by an increase in prepayments and other current assets of approximately $2.0 million, plus an increase in prepayments and other receivables - related parties of approximately $2.0 million, a decrease in operating lease liabilities of approximately $1.3 million, an increase in accounts receivable of approximately $1.1 million, and reversal of defective return of approximately $0.9 million.

Net cash provided by operating activities was approximately $1.0 million for the year ended December 31, 2022 which was primarily attributable to a decrease in accounts receivable of approximately $13.5 million, a decrease in inventories of approximately $8.0 million, and net income for the year of approximately $3.7 million, a decrease in other noncurrent assets of approximately $0.9 million, a decrease in right-of-used assets of approximately $0.9 million, an increase in accounts payable-related parties of approximately $0.1 million. These drivers were partially offset by a decrease in accounts payable of approximately $17.3 million, plus an increase in prepayments and other receivables - related parties of approximately $2.5 million, a decrease in accrued expenses and other current liabilities of approximately $1.9 million, a decrease in operating lease liabilities of approximately $1.4 million, a decrease in income taxes payable of approximately $1.2 million and an increase in prepayments, other current assets of approximately $1.0 million, and non-cash items of approximately $0.6 million.

Investing Activities

Net cash used in investing activities was approximately $0.9 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. We purchased property and equipment of $0.8 million and intangible assets of $0.1 million in 2023, as compared to purchase of property and equipment of $1.1 million in 2022.

Financing Activities

Net cash used in financing activities was approximately $2.8 million for the year ended December 31, 2023, which represented the net repayments of revolving credit facility.

Net cash provided financing activities was approximately $7.0 million for the year ended December 31, 2022, which primarily represents the net proceeds from issuance of units in the IPO of $12.4 million and partially offset by repayment of bank loans of $4.9 million and a decrease of $0.5 million excess payment over carrying value resulted from long-lived assets acquisition from affiliate.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to approximately $0.9 million and $1.1 million for the years ended December 31, 2023, and 2022, respectively. We do not expect to incur significant capital expenditures in the immediate future.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.1006 and 6.9653 as of December 31, 2023 and 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 7.0945 and 6.7164 the years ended December 31, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3246 and 1.3541 as of December 31, 2023 and 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3541 and 1.2945 for the years ended December 31, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9059 and 0.9338 as of December 31, 2023 and 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9527 and 0.9474 for the years ended December 31, 2023 and 2022, respectively.

Accounts receivable

Accounts receivables include trade accounts due from customers. In establishing the required allowance for credit losses, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the expected credit losses is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable.

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

Revenue recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customer. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services.

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

We have elected to recognize share-based compensation using the straight-line method for all share- based awards granted over the requisite service period, which is the vesting period. We account for forfeitures as they occur in accordance with ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. Our company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $417,978 and $383,572 in 2023 and 2022, respectively.

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

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10 which finalized the delay of such effective date to fiscal years beginning after December 15, 2023 for private and all other companies including emerging growth companies. As an emerging growth company, the Company adopted this guidance from January 1, 2023, and the adoption of the standard did not have an impact on our financial position or results of operation.

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

	For the year ended
	December 31,
	2023	2022
Income from operations	$2,304,443	$5,091,978
Adjustments:
Non-recurring IPO-related compensation	238,876	435,028
IPO and arbitration legal fee	50,000	221,258
Anti-dumping penalty(1)	—	124,865
Business expansion expense	247,082	—
Adjusted income from operations	2,840,401	5,873,129
Revenue	$117,241,604	$161,718,543
Adjusted operating margins	2.4%	3.6%

(1) Represents an additional charge related to one-time anti-dumping/countervailing duty legal fee, as shown in prior periods.

	For the year ended
	December 31,
	2023	2022
Net income	$579,564	$3,679,920
Adjustments:
Non-recurring IPO-related compensation	238,876	435,028
IPO and arbitration legal fee	50,000	221,258
Anti-dumping penalty(1)	—	124,865
Business expansion expense	247,082	—
Total	1,115,522	4,461,071
Tax impact of adjustment at 18% effective rate	(101,296)	(140,607)
Adjusted net income	$1,014,226	$4,320,464

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FGI INDUSTRIES LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FGI Industries Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FGI Industries Ltd. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity (parent’s net investment) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, NY

March 26, 2024

FGI INDUSTRIES LTD.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

ASSETS

CURRENT ASSETS
Cash	$7,777,241	$10,067,428
Accounts receivable, net	16,195,543	14,295,859
Inventories, net	9,923,852	13,292,591
Prepayments and other current assets	4,617,751	2,588,081
Prepayments and other receivables – related parties	7,600,283	5,643,649
Total current assets	46,114,670	45,887,608

PROPERTY AND EQUIPMENT, NET	1,910,491	1,269,971

OTHER ASSETS
Intangible assets	102,227	—
Operating lease right-of-use assets, net	15,203,576	9,815,572
Deferred tax assets, net	1,168,833	1,265,539
Other noncurrent assets	1,245,133	2,128,240
Total other assets	17,719,769	13,209,351
Total assets	$65,744,930	$60,366,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$6,959,175	$9,795,052
Accounts payable	14,524,607	14,718,969
Accounts payable – related parties	735,308	104,442
Income tax payable	189,119	33,350
Operating lease liabilities – current	1,595,998	1,543,031
Accrued expenses and other current liabilities	4,039,499	3,580,359
Total current liabilities	28,043,706	29,775,203

OTHER LIABILITIES
Operating lease liabilities – noncurrent	13,674,452	7,847,317
Total liabilities	41,718,158	37,622,520

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,547,607 and 9,500,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	955	950
Additional paid-in capital	20,877,832	20,459,859
Retained earnings	4,413,524	3,679,920
Accumulated other comprehensive loss	(1,111,499)	(1,396,319)
FGI Industries Ltd. shareholders’ equity	24,180,812	22,744,410
Non-controlling interests	(154,040)	—
Total shareholders’ equity	24,026,772	22,744,410
Total liabilities and shareholders’ equity	$65,744,930	$60,366,930

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2023	2022
	USD	USD
REVENUES	$117,241,604	$161,718,543

COST OF REVENUES	85,164,322	130,209,538

GROSS PROFIT	32,077,282	31,509,005

OPERATING EXPENSES
Selling and distribution	19,971,912	17,533,028
General and administrative	8,424,083	7,830,023
Research and development	1,376,844	1,053,976
Total operating expenses	29,772,839	26,417,027

INCOME FROM OPERATIONS	2,304,443	5,091,978

OTHER INCOME (EXPENSES)
Interest income	10,543	3,159
Interest expense	(749,729)	(600,798)
Other (expenses) income, net	(177,469)	46,211
Total other expenses, net	(916,655)	(551,428)

INCOME BEFORE INCOME TAXES	1,387,788	4,540,550

PROVISION FOR INCOME TAXES
Current	711,518	658,694
Deferred	96,706	201,936
Total provision for income taxes	808,224	860,630

NET INCOME	579,564	3,679,920
Less: net loss attributable to non-controlling shareholders	(154,040)	—
Net income attributable to FGI Industries Ltd. Shareholders	733,604	3,679,920

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	284,820	(741,587)

COMPREHENSIVE INCOME	864,384	2,938,333
Less: comprehensive loss attributable to non-controlling shareholders	(154,040)	—
Comprehensive income attributable to FGI Industries Ltd. Shareholders	$1,018,424	$2,938,333

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,525,434	9,335,616
Diluted	9,821,112	9,341,921

EARNINGS PER SHARE
Basic	$0.08	$0.39
Diluted	$0.07	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (PARENT’S NET INVESTMENT)

								Accumulated	Total FGI
					Additional	Parent's		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Net	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Loss	Equity	Interests	Equity
Balance at January 1, 2022	—	$—	7,000,000	$700	$—	$7,549,010	$—	$—	$7,549,710	$—	$7,549,710
Consummation of separation transaction upon completion of reorganization	—	—	—	—	8,203,742	(7,549,010)	—	(654,732)	—	—	—
Share-based compensation	—	—	—	—	383,572	—	—	—	383,572	—	383,572
Issuance of ordinary shares upon Initial Public Offering (“IPO”), net	—	—	2,500,000	250	12,370,550	—	—	—	12,370,800	—	12,370,800
Net income	—	—	—	—	—	—	3,679,920	—	3,679,920	—	3,679,920
Long-lived assets acquisition from affiliate	—	—	—	—	(498,005)	—	—	—	(498,005)	—	(498,005)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(741,587)	(741,587)	—	(741,587)
Balance at December 31, 2022	—	$—	9,500,000	$950	$20,459,859	$—	$3,679,920	$(1,396,319)	$22,744,410	$—	$22,744,410
Share-based compensation	—	—	47,607	5	417,973	—	—	—	417,978	—	417,978
Net income	—	—	—	—	—	—	733,604	—	733,604	(154,040)	579,564
Foreign currency translation adjustments	—	—	—	—	—	—	—	284,820	284,820	—	284,820
Balance at December 31, 2023	—	$—	9,547,607	$955	$20,877,832	$—	$4,413,524	$(1,111,499)	$24,180,812	$(154,040)	$24,026,772

The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$579,564	$3,679,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,017,502	218,662
Share-based compensation	417,978	383,572
Provision for credit losses	78,640	261,381
Reversal of defective return	(851,554)	(1,696,263)
Foreign exchange transaction loss	185,317	7,417
Deferred income tax expense	96,707	213,050
Changes in operating assets and liabilities
Accounts receivable	(1,126,770)	13,489,673
Inventories	3,368,740	7,971,370
Prepayments and other current assets	(2,029,670)	(1,041,458)
Prepayments and other receivables – related parties	(1,956,634)	(2,523,826)
Other noncurrent assets	883,108	860,770
Income taxes	155,769	(1,187,589)
Right-of-use assets	—	858,322
Accounts payable	(194,362)	(17,290,882)
Accounts payable-related parties	630,866	104,442
Operating lease liabilities	(1,324,641)	(1,396,218)
Accrued expenses and other current liabilities	459,139	(1,932,078)
Net cash provided by operating activities	1,389,699	980,265

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	—	400
Purchase of property and equipment	(840,387)	(1,064,223)
Purchase of intangible assets	(102,227)	—
Net cash used in investing activities	(942,614)	(1,063,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of revolving credit facility	(2,835,876)	(4,862,228)
Net proceeds from issuance of ordinary shares in IPO	—	12,370,800
Excess payment over carrying value on long-lived assets acquisition from common-control affiliate	—	(498,005)
Net cash (used in) provided by financing activities	(2,835,876)	7,010,567

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	98,604	(743,477)

NET CHANGES IN CASH	(2,290,187)	6,183,532
CASH, BEGINNING OF YEAR	10,067,428	3,883,896
CASH, END OF YEAR	$7,777,241	$10,067,428

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	(749,646)	(600,043)
Cash paid during the period for income taxes	(552,163)	(1,835,823)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on Right-of-use assets	(7,204,742)	(2,585,925)

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

Immediately before and as contemplated by the proposed Reorganization, each of the Companies, FGI Industries, FGI Europe and FGI International, and each of their respective subsidiaries was and is ultimately controlled by Foremost. As such, the accompanying consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the K&B Business (excluded otherwise) before the Reorganization. The consolidated financial statements are presented as if the Company had been in existence and the Reorganization had been in effect for the entirely of each of the periods presented. However, such presentation may not necessarily reflect the results of operations, financial position and cash flows if the K&B Business had actually existed on a stand- alone basis during the years presented before the completion of the Reorganization.

On January 14, 2022, FGI Industries, a wholly-owned subsidiary of the Company, entered into a shared services agreement (the “FHI Shared Services Agreement”) with Foremost Home Industries, Inc., a newly-formed wholly-owned subsidiary of Foremost (“FHI”). Pursuant to the FHI Shared Services Agreement, FGI Industries provides FHI with general and administrative services, information technology systems services and human resources services, as well as warehouse space services and supply chain services in the United States. Under the FHI Shared Services Agreement, FHI will reimburse any reasonable and documented out-of-pocket fees incurred by FGI Industries as well as pay a service fee for each service. For warehouse services, FHI will pay FGI Industries a $500,000 annual fee as well as a fee equal to 4% of gross product sales of all products stored in such warehouses. For all other services provided, FHI will pay a service fee equal to the total costs incurred by FGI Industries for such service generally divided by the number of FHI employees relative to FGI Industries employees. The FHI Shared Services Agreement will have an initial term of one year and will renew automatically unless cancelled by either party upon the giving of at least 60 days in advance of the expiration of the then-current term.

On January 1, 2023 the Company entered into an amended and restated shared services agreement (the “Worldwide Shared Services Agreement”) with Foremost Worldwide Co., Ltd. (“Foremost Worldwide”) pursuant to which Foremost Worldwide will provide FGI Industries with general and administrative services, information technology system services and human resources services, in Taiwan. The terms of the Worldwide Services Agreement as between the service provider and recipient are substantially identical to those of the FHI Shared Services Agreement, including calculation of service fees and termination provisions, with Foremost Worldwide providing services and FGI Industries paying Foremost Worldwide for such services.

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for years ended December 31, 2023 and 2022, respectively.

	For the Years Ended
	December 31,
	2023	2022
	USD	USD
Revenues	$991,919	$34,470,623
Cost of revenues	(768,065)	(27,735,284)
Gross profit	223,854	6,735,339
Selling and distribution expenses	45,979	(3,883,799)
General and administrative expenses	—	(322,825)
Research and development expenses	—	(219,346)
Income from operations	$269,833	$2,309,369

The following table sets forth the revenues, cost of revenues and operating expenses that were directly related to the K&B Business allocated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost, to FGI International for years ended December 31, 2023 and 2022, respectively.

	For the Years Ended
	December 31,
	2023	2022
	USD	USD
Revenues	$—	$25,022,960
Cost of revenues	—	(22,853,884)
Gross profit	—	2,169,076
Selling and distribution expenses	—	(517,408)
General and administrative expenses	—	(466,872)
Research and development expenses	—	(27,315)
Income from operations	$—	$1,157,481

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of December 31, 2023, the Company had approximately $7.8 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As of the date of the report, FGI Industries is in the process of obtaining extension for Corporate Borrower Annual Statements, a U.S. standalone reporting obligation, which will be due by April 30, 2024. If the condition is not met, East West Bank has the right to close the line of credit, please refer to Note 8 – Short-term loans.

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

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.1006 and 6.9653 as of December 31, 2023 and 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 7.0945 and 6.7164 the years ended December 31, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3246 and 1.3541 as of December 31, 2023 and 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3541 and 1.2945 for the years ended December 31, 2023 and 2022, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9059 and 0.9338 as of December 31, 2023 and 2022, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9527 and 0.9474 for the years ended December 31, 2023 and 2022, respectively.

Cash

Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Accounts receivable, net

Accounts receivables include trade accounts due from customers. In establishing the required allowance for credit losses, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial conditions of the customers. Management reviews its receivables on a regular basis to determine if the expected credit losses is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2023 and 2022, no impairment of long-lived assets was recognized.

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

The Company’s disaggregated revenues are summarized as follows:

	For the Years Ended
	December 31,
	2023	2022
	USD	USD
Revenues by product line
Sanitaryware	$75,551,117	$104,806,342
Bath Furniture	14,770,376	29,519,728
Shower System	19,997,197	21,586,888
Others	6,922,914	5,805,585
Total	$117,241,604	$161,718,543

	Revenues		Total assets
	For the Years Ended		As of
	December 31,		December 31,
	2023	2022	2023	2022
	USD	USD	USD	USD

Revenues/ total assets by geographic location
United States	$74,572,336	$103,255,662	$38,401,665	$38,364,005
Canada	31,092,989	41,025,288	17,850,709	14,584,946
Europe	11,477,070	16,844,015	528,068	343,946
Rest of World	99,209	593,578	8,964,488	7,074,033
Total	$117,241,604	$161,718,543	$65,744,930	$60,366,930

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the years ended December 31 2023 and 2022, shipping and handling expense was $711,640 and $842,827, respectively.

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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $417,978 and $383,572 in 2023 and 2022, respectively.

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

As of December 31, 2023, the tax years ended December 31, 2020 through December 31, 2023 for FGI Industries, Inc. remain open for statutory examination by tax authority.

We record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.

Non-controlling interests

The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the consolidated statements of income and comprehensive income as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.

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

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,
	2023	2022
	USD	USD
Numerator:
Net income attributable to FGI Industries Ltd. Shareholders	$733,604	$3,679,920

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,525,434	9,335,616
Potentially dilutive shares from outstanding options/warrants	295,678	6,305
Weighted-average number of ordinary shares outstanding — diluted	9,821,112	9,341,921

Earnings per share — basic	$0.08	$0.39
Earnings per share — diluted	$0.07	$0.39

Potential ordinary shares that have an anti-dilutive effect are excluded from the calculation of diluted EPS. 355,999 and 2,925,000 number of options and warrants, respectively, were excluded from diluted EPS because their effects were anti-dilutive.

Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016 13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019 10, which finalized the delay of such effective date to fiscal years beginning after December 15, 2023 for private and all other companies, including emerging growth companies. As an emerging growth company, the Company adopted this guidance from January 1, 2023, and the adoption of the standard did not have an impact on its financial position or results of operation.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

Accounts receivable	$17,184,706	$16,330,540
Allowance for credit losses	(244,879)	(438,843)
Accrued defective return and discount	(744,284)	(1,595,838)
Accounts receivable, net	$16,195,543	$14,295,859

Movements of allowance for credit losses are as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
	USD	USD

Beginning balance	$438,843	$177,462
Addition	78,640	261,381
Write-off	(272,604)	—
Ending balance	$244,879	$438,843

Movements of accrued defective return and discount accounts are as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
	USD	USD

Beginning balance	$1,595,838	$3,292,101
Provision	(851,554)	(1,696,263)
Ending balance	$744,284	$1,595,838

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

Finished product	$10,565,858	$13,956,121
Reserves for slow-moving inventories	(642,006)	(663,530)
Inventories, net	$9,923,852	$13,292,591

Movements of inventory reserves are as follows:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
	USD	USD

Beginning balance	$663,530	$544,158
Addition	(21,524)	119,372
Ending balance	$642,006	$663,530

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

Prepayments	$3,953,340	$2,026,259
Others	664,411	561,822
Total prepayments and other assets	$4,617,751	$2,588,081

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	1,695,361	1,074,206
Machinery and equipment	1,613,439	2,246,610
Furniture and fixtures	259,449	516,310
Vehicles	147,912	147,913
Molds	26,377	26,377
Subtotal	4,688,604	4,957,482
Less: accumulated depreciation	(2,778,113)	(3,687,511)
Total	$1,910,491	$1,269,971

Depreciation expenses for the years ended December 31, 2023 and 2022 amounted to $200,764 and $175,979, respectively, which were included in general and administrative expenses on the consolidated statements of income and comprehensive income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of December 31, 2023, the Company’s leases have remaining lease terms up to 9.4 years.

The Company also purchased an operating lease land from a common control affiliate for manufacturing purpose, which has remaining lease term up to 50 years and can be extended for another 50 years for $1.

For the years ended December 31, 2023, and 2022, the total lease expenses was $2,581,542 and $1,239,353 respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

Operating lease right-of-use assets	$15,203,576	$9,815,572
Operating lease liabilities – current	$1,595,998	$1,543,031
Operating lease liabilities – noncurrent	13,674,452	7,847,317
Total operating lease liabilities	$15,270,450	$9,390,348

Information relating to the lease term and discount rate are as follows:

	As of	As of
	December 31, 2023	December 31, 2022

Weighted-average remaining lease term
Operating leases	9.4 years	7.9 years
Weighted-average discount rate
Operating leases	5.7%	4.7%

As of December 31, 2023, the maturities of operating lease liabilities were as follows:

For the 12 months ending December 31,
2024	$2,428,743
2025	2,605,218
2026	2,669,007
2027	2,658,505
2028	2,267,101
Thereafter	7,108,025
Total lease payments	19,736,599
Less: imputed interest	(4,466,149)
Present value of lease liabilities	$15,270,450

Note 8 — Short-term loans

East West Bank loan

FGI Industries, Inc. (formerly named Foremost Groups, Inc.) (“FGI Industries”) has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.89% of the voting control of Foremost. On November 25, 2022, the line was extended, to a new maturity date of December 21, 2024, and the current amount of maximum borrowings is $18,000,000. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of December 31, 2023 and 2022, FGI Industries was in compliance with these financial covenants. As of the date of the report, FGI Industries is in the process of obtaining extension for Corporate Borrower Annual Statements, a U.S. standalone reporting obligation, which will be due by April 30, 2024. If the condition is not met, East West Bank has the right to close the line of credit.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2023 and December 31, 2022 was 8.25% and 7.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $6,959,175 and $9,795,052 as of December 31, 2023 and 2022, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,662,087 as of the December 31, 2023 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2023 and 2022, FGI Canada Ltd. was in compliance with these financial covenants.

Borrowings under this line of credit amounts to $0 as of December 31, 2023 and 2022. The facility matures at the discretion of HSBC Canada upon 60 days notice.

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

Note 10 — Share-based compensation

2021 Equity Plan and Employee Stock Purchase Plan

On October 7, 2021, the Board of directors adopted 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits the grant of equity and equity-based incentive awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. The purpose of the 2021 Equity Plan is to attract and retain the best available personnel for positions of responsibility within the Company, to provide additional incentives to them to align their interests with those of the Company’s shareholders and to thereby promote the Company’s long-term business success.

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

Restricted shares units (“RSU”)

On January 27, 2022, the board of directors approved the issuance of 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as at January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of December 31, 2023, 61,250 of these granted RSUs were vested.

On April 13, 2022, the board of directors approved the issuance of 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as at April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of December 31, 2023, 4,861 of these granted RSUs were vested.

On May 11, 2022, the board of directors approved the issuance of 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2024. The grant date fair value for these RSUs was $198,000 based on the closing share price of $2.26 as at May 11, 2022. As of December 31, 2023, the performance condition was not met, and none of the RSUs were vested.

On May 17, 2022, the board of directors approved the issuance of 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions and will vest on December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as at May 17, 2022. As of December 31, 2023, none of these RSUs were vested.

On March 23, 2023, the board of directors approved the issuance of 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as at March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of December 31, 2023, none of these RSUs were vested.

On March 23, 2023, the board of directors approved the issuance of 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as at March 29, 2023. As of December 31, 2023, none of these RSUs were vested.

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2022	—
Granted	296,474
Vested	—
Canceled	—
Non-vested as of December 31, 2022	296,474
Granted	113,984
Vested	(66,111)
Canceled	(87,611)
Non-vested as of December 31, 2023	256,736

The following is a summary of the status of restricted share at December 31, 2023:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	122,500	1.08
$2.52	3,889	1.25
$2.20	16,363	1.00
$2.08	96,635	2.25
$2.08	17,349	2.25
	256,736

Share options (“Options”)

On March 24, 2022, the board of directors approved the issuance of 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2023, 57,602 of these granted options were vested.

On April 13, 2022, the board of directors approved the issuance of 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2023, 54,095 of these granted options were vested.

On May 11, 2022, the board of directors approved the issuance of 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could have resulted in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of December 31, 2023, 84,382 of these granted options were vested.

On March 23, 2023, the board of directors approved the issuance of 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of December 31, 2023, all options were canceled and none of them were vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2022	380,745	2.54	1.19	9.35	—
Granted	158,976	2.08	1.26	9.75	—
Forfeited	183,722	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at December 31, 2023	355,999	3.48	1.77	8.29	—
Vested and exercisable at December 31, 2023	196,079	2.57	1.21	8.29	—

For the years ended December 31, 2023 and 2022, the total fair value of options awarded was $628,834 and $454,373, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the year ended December 31, 2023. The assumptions used to value the options granted to employees were as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Risk-free interest rate	3.65%	2.49 - 2.92%
Expected volatility range	63.36%	40.30 - 45.67%
Fair market value per ordinary share as at grant dates	$2.08	$2.26 - 3.07

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Year Ended
	December 31,
	2023	2022
	USD	USD
Selling and distribution expenses	$124,994	$108,694
General and administrative expenses	292,984	274,878
Total share-based compensation expenses	$417,978	$383,572

As of December 31, 2023, there was $637,956 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 1.46 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Years Ended
	December 31,
	2023	2022
	USD	USD
Income components
United States	$(681,951)	$991,240
Outside United States	2,069,739	3,549,310
Total pre-tax income	$1,387,788	$4,540,550
Provision for income taxes
Current
Federal	$27,451	$54,504
State	13,555	9,923
Foreign	670,512	594,267
	711,518	658,694
Deferred
Federal	24,622	146,843
State	92,271	52,034
Foreign	(20,187)	3,059
	96,706	201,936
Total provision for income taxes	$808,224	$860,630

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Years Ended
	December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
(Decrease) increase in tax rate resulting from:
State and local income taxes, net of federal benefit	(0.5)	1.0
Foreign operations	15.1	(3.3)
Permanent items	3.1	0.1
Deferred adjustments	16.8	—
Others	2.7	0.1
Effective tax rate	58.2%	18.9%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	December 31, 2023	December 31, 2022
	USD	USD

Deferred tax assets
Allowance for credit losses	$58,476	$109,713
Other reserve	61,371	144,333
Accrued expenses	143,823	126,992
Lease liability	1,769,328	2,144,348
Charitable contributions	8,181	8,565
Business interest limitation	242,862	385,069
Net operating loss – federal	310,099	414,905
Net operating loss – state	27,337	75,863
Other	66,063	46,005
Total deferred tax assets	2,687,540	3,455,793
Less: valuation allowance	—	—
Net deferred tax assets	2,687,540	3,455,793
Deferred tax liabilities
Fixed assets	1,728,364	2,190,254
Intangibles	(209,657)	—
Total deferred tax liabilities	1,518,707	2,190,254
Deferred tax assets, net of deferred tax liabilities	$1,168,833	$1,265,539

The deferred tax assets related to the Company’s net operating losses of $1,836,077 (Federal $1,476,655 and States $359,422) and $3,174,799 (Federal $1,975,734 and States $1,199,065) as of December 31, 2023 and 2022, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at December 31, 2023, 2022. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. There was no material impact of the IR Act on the Company’s consolidated financial statements.

Note 12 — Related party transactions and balances

Sales/ Purchase from a related party – consisted of the following:

		Nature of	For the Year Ended December 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$7,003,714	$9,850,083
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	2,308,468	5,812,457
F.P.Z. FURNITURE (CAMBODIA) CO., LTD	An entity under common control	Purchase	575,061	—
Foremost Australasia Pty Ltd	An entity under common control	Purchase	409,777	—
RIZHAO FOREMOST WOODWORK MANUFACTURING CO. LTD	An entity under common control	Purchase	16,026	—
			$10,313,046	$15,662,540

		Nature of	For the Year Ended December 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD
Foremost Worldwide Co., Ltd	An entity under common control	Sales	$—	$593,578
			$—	$593,578

The ending balance of such transactions as of December 31, 2023 and December 31, 2022, are listed of the following:

Prepayments — related parties

	As of	As of
	December 31,	December 31,
Name of Related Party	2023	2022
	USD	USD

Focal Capital Holding Limited	$6,658,498	$3,806,873
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	9,181	—
	$6,667,679	$3,806,873

Accounts Payables — related parties

	As of	As of
	December 31,	December 31,
Name of Related Party	2023	2022
	USD	USD

Foremost Worldwide Co., Ltd	$735,308	$104,442
	$735,308	$104,442

Shared Service and Miscellaneous expenses – related party

 FGI Industries, Inc. is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement for the years ended December 31, 2023 and 2022 were $821,864 and $1,122,996, respectively, which were booked under selling and distribution expenses and administration expenses.

FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the years ended December 31, 2023 and 2022 were $304,103 and $126,745, respectively.

The ending balance as of December 31, 2023 and December 31, 2022, are listed of the following:

			As of	As of
		Nature of	December 31,	December 31,
Name of Related Party	Relationship	transactions	2023	2022
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	1,183,612	1,879,249
Foremost Worldwide Co., Ltd	An entity under common control	Shared services and Miscellaneous expenses	(251,008)	(42,473)
			$932,604	$1,836,776

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

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.89% of the voting control of Foremost, the Company’s majority shareholder and guarantor of the loan obtained by FGI Industries from East West Bank under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 0.1 million (approximately USD 0.1 million) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2023, cash balance of CAD 5.8 million (USD 4.4 million) was maintained at financial institutions in Canada, of which CAD 5.7 million (USD 4.3 million) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of NTD 3.0 million (approximately USD 0.1 million) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2023, an aggregated cash balance of USD 2.8 million, consisted from four bank accounts, was maintained at financial institutions in Taiwan, of which USD 2.5 million was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 0.1 million (approximately USD 0.1 million) if the bank with which an individual/a company holds its eligible deposit fails.

As of December 31, 2023, cash balance of EUR 0.2 million (USD 0.2 million) was maintained at financial institutions in Europe, of which EUR 0.1 million (USD 0.1 million) was subject to credit risk. As of December 31, 2023, cash balance of USD 28,871 was maintained at financial institutions in Kingdom of Cambodia, of which USD 28,871 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the year ended December 31, 2023, three customers accounted for 17.6%, 16.4% and 10.4% of the Company’s total revenues, respectively. For the year ended December 31, 2022, two customers accounted for 22.2% and 22.1% of the Company’s total revenues, respectively. No other customer accounts for more than 10% of the Company’s revenue for the years ended December 31, 2023 and 2022.

As of December 31, 2023, four customers accounted for 27.2%, 19.0%, 12.0% and 11.1% of the total balance of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 36.7% and 13.6% of the total balance of accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of December 31, 2023, and 2022.

Vendor concentration risk

For the year ended December 31, 2023, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 54.7% of the Company’s total purchases. For the year ended December 31, 2022, Huida accounted for 51.8% of the Company’s total purchases. No other supplier accounts for more than 10% of the Company’s total purchases for the years ended December 31, 2023 and 2022.

As of December 31, 2023, Huida accounted for 71.4% of the total balance of accounts payable. As of December 31, 2022, Huida accounted for 85.5% of the total balance of accounts payable. No other supplier accounts for more than 10% of the Company’s accounts payable as of December 31, 2023 and 2022.

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

Note 16 — Subsequent events

On January 25, 2024, FGI International entered into an omnibus credit line (the “Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen.

On March 20, 2024, the board of directors approved the issuance of 529,635 share options under the 2021 Equity Plan with an exercise price per share of $1.50 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $447,000 determined using the Black-Scholes simplified method at the per option fair value of $0.84. All these options are subjected to performance conditions through December 31, 2024, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date.

On March 20, 2024, the board of directors approved the issuance of 411,548 RSUs under the 2021 Equity Plan to the Company’s directors, officers and employees. All these awards are subjected to performance conditions through December 31, 2026. The grant date fair value for these RSUs was $617,322 based on the closing share price of $1.50 as at March 22, 2024. If the maximum performance is met, the Company will issue an additional 205,774 RSUs under these awards with a grant date fair value of $308,661.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The following material weakness was noted:

We noted that there is an inadequate segregation of duties related to certain accounting functions due to the size of the Company’s subsidiaries. In addition, the Company lacks evidence of management review controls activity taking place, such as but not limited to, the review and approval of journal entries and account reconciliations.

Management’s Remediation Initiatives

As of December 31, 2023, and through the date of this filing we are in the process of implementing segregation of duties and are determining further initiatives to undertake in order to remediate this remaining material weakness and anticipate that these initiatives will be implemented by the end of fiscal year 2024.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to a weakness in our IT security environment, and controls and procedures including a lack of formal IT policies and procedures. We have taken remediation steps to address this material weakness by strengthening IT securities and controls. During the year ended December 31, 2023, we have developed and implemented formal IT policies and procedures, which ensured a structure approach to managing and safeguarding our IT environment. We have also formed our cybersecurity committee and conducted regular cybersecurity training to foster a culture of security awareness throughout our organization. As a result, management has concluded that the identified material weakness related to the Company’s IT environment, policies and procedures has been considered remediated as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023

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

4.3

Registration Rights Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Foremost Groups Ltd. (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 17, 2023).

4.4

Warrant Agent Agreement, dated as of January 27, 2022, between FGI Industries Ltd. and Continental Stock Trading and Trust Company. (incorporated by reference from Exhibit 4.4 to the

Company’s Annual Report on Form 10-K filed on March 31, 2022).

4.5	Form of Warrant (included in Exhibit 4.4, as Exhibit A to the Warrant Agent Agreement).
4.6	Description of Company Securities (incorporated by reference from Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).
10.2

Shared Services Agreement, dated January 14, 2022, by and between FGI Industries, Inc. and Foremost Home Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.3

Amended and Restated Shared Services Agreement, dated January 1, 2023, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 17, 2023).

10.4

Amended and Restated Global Sourcing and Purchase Agreement, dated January 1, 2023, by and between FGI Industries Ltd. and Foremost Worldwide Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on April 17, 2023).

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

Annual Report on Form 10-K filed on March 31, 2022).

Exhibit
Number	Description

10.7†	FGI Industries Ltd. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2022).
10.8†	FGI Industries Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.9†	FGI Industries Ltd. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.10†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.11†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
10.12†	Form of Performance Based Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.13†	Form of Performance Based Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
10.14†	Form of Director Retainer Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on October 4, 2021).
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

10.18

Business Loan Agreement, by and between East West Bank and FGI Industries, Inc. (f/k/a Foremost Groups, Inc.), effective November 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022).

10.19

Facility Letter by and between HSBC Bank Canada and FGI Canada Ltd., dated December 2, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed April 17, 2023).

10.20*	General Agreement for Omnibus Credit Lines, by and between CTBC Bank Co., Ltd. and FGI International, Limited
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in Signature Page of Form 10-K).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certifications.
97*	FGI Industries Compensation Recovery Policy, effective November 30, 2023.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2024
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

Signature	Title	Date

/s/ David Bruce	Chief Executive Officer and Director	March 26, 2024
David Bruce	(Principal Executive Officer)

/s/ Perry Lin	Chief Financial Officer	March 26, 2024
Perry Lin	(Principal Financial and Accounting Officer)

/s/ John Chen	Executive Chairman and Director	March 26, 2024
John Chen

/s/ Todd Heysse	Director	March 26, 2024
Todd Heysse

/s/ Kellie Zesch Weir	Director	March 26, 2024
Kellie Zesch Weir

/s/ Jae Chung	Director	March 26, 2024
Jae Chung