Form 10-Q
period 2024-03-31
FGI Industries Ltd.
filed 2024-05-10
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2024

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

The number of shares outstanding of the registrant's common stock on May 8, 2024 was 9,547,607.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential repair and remodel activity, and to a lesser extent, new home construction;
●	the effects of inflationary pressures, financial market uncertainty and rising interest rates on the demand for our products, our costs and our ability to access capital;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	the occurrence of public health emergencies, such as the COVID-19 pandemic, including the impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,319,066	$7,777,241
Accounts receivable, net	15,745,167	16,195,543
Inventories, net	11,550,962	9,923,852
Prepayments and other current assets	4,975,620	4,617,751
Prepayments and other receivables – related parties	12,977,788	7,600,283
Total current assets	48,568,603	46,114,670

PROPERTY AND EQUIPMENT, NET	2,431,337	1,910,491

OTHER ASSETS
Intangible assets	102,227	102,227
Operating lease right-of-use assets, net	14,705,781	15,203,576
Deferred tax assets, net	1,217,376	1,168,833
Other noncurrent assets	1,609,790	1,245,133
Total other assets	17,635,174	17,719,769
Total assets	$68,635,114	$65,744,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$11,442,651	$6,959,175
Accounts payable	14,520,915	14,524,607
Accounts payable – related parties	732,285	735,308
Income tax payable	—	189,119
Operating lease liabilities – current	1,691,998	1,595,998
Accrued expenses and other current liabilities	3,427,282	4,039,499
Total current liabilities	31,815,131	28,043,706

OTHER LIABILITIES
Operating lease liabilities – noncurrent	13,234,062	13,674,452
Total liabilities	45,049,193	41,718,158

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,547,607 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	955	955
Additional paid-in capital	20,997,418	20,877,832
Retained earnings	4,001,335	4,413,524
Accumulated other comprehensive loss	(1,134,077)	(1,111,499)
FGI Industries Ltd. shareholders’ equity	23,865,631	24,180,812
Non-controlling interests	(279,710)	(154,040)
Total shareholders’ equity	23,585,921	24,026,772
Total liabilities and shareholders’ equity	$68,635,114	$65,744,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2024	2023
	USD	USD
REVENUES	$30,753,519	$27,162,266

COST OF REVENUES	22,340,036	19,960,108

GROSS PROFIT	8,413,483	7,202,158

OPERATING EXPENSES
Selling and distribution	6,130,886	4,711,089
General and administrative	2,282,858	2,142,245
Research and development	320,673	351,751
Total operating expenses	8,734,417	7,205,085

LOSS FROM OPERATIONS	(320,934)	(2,927)

OTHER INCOME (EXPENSES)
Interest income	554	1,375
Interest expense	(222,207)	(249,637)
Other income (expenses), net	27,017	(19,557)
Total other expenses, net	(194,636)	(267,819)

LOSS BEFORE INCOME TAXES	(515,570)	(270,746)

PROVISION FOR (BENEFIT OF) INCOME TAXES
Current	70,832	132,793
Deferred	(48,543)	(100,164)
Total provision for income taxes	22,289	32,629

NET LOSS	(537,859)	(303,375)
Less: net loss attributable to non-controlling shareholders	(125,670)	—
Net loss attributable to FGI Industries Ltd. shareholders	(412,189)	(303,375)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(22,578)	20,099

COMPREHENSIVE LOSS	(560,437)	(283,276)
Less: comprehensive loss attributable to non-controlling shareholders	(125,670)	—
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(434,767)	$(283,276)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,547,607	9,500,000
Diluted	9,547,607	9,500,000

LOSS PER SHARE
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

							Accumulated	Total FGI
					Additional		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2023	—	$—	9,547,607	$955	$20,877,832	$4,413,524	$(1,111,499)	$24,180,812	$(154,040)	$24,026,772
Share-based compensation	—	—	—	—	119,586	—	—	119,586	—	119,586
Net loss	—	—	—	—	—	(412,189)	—	(412,189)	(125,670)	(537,859)
Foreign currency translation adjustments	—	—	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Balance at March 31, 2024	—	$—	9,547,607	$955	$20,997,418	$4,001,335	$(1,134,077)	$23,865,631	$(279,710)	$23,585,921

							Accumulated	Total FGI
					Additional		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2022	—	$—	9,500,000	$950	$20,459,859	$3,679,920	$(1,396,319)	$22,744,410	$—	$22,744,410
Share-based compensation	—	—	—	—	119,721	—	—	119,721	—	119,721
Net loss	—	—	—	—	—	(303,375)	—	(303,375)	—	(303,375)
Foreign currency translation adjustments	—	—	—	—	—	—	20,099	20,099	—	20,099
Balance at March 31, 2023	—	$—	9,500,000	$950	$20,579,580	$3,376,545	$(1,376,220)	$22,580,855	$—	$22,580,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(537,859)	$(303,375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	87,871	35,560
Amortization	497,795	385,477
Share-based compensation	119,586	119,721
Provision for credit losses	18,412	56,932
Provision for defective return	671,184	460,258
Foreign exchange transaction loss	18,072	33,906
Deferred income tax benefit	(48,543)	(100,164)
Changes in operating assets and liabilities
Accounts receivable	(239,220)	1,671,959
Inventories	(1,627,111)	3,416,459
Prepayments and other current assets	(127,814)	(340,296)
Prepayments and other receivables – related parties	(5,377,506)	339,335
Other noncurrent assets	(364,657)	(43,769)
Income taxes	(419,174)	130,451
Accounts payable	(3,691)	(6,559,270)
Accounts payable-related parties	(3,022)	463,964
Operating lease liabilities	(344,389)	(421,099)
Accrued expenses and other current liabilities	(612,218)	(576,668)
Net cash used in operating activities	(8,292,284)	(1,230,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(609,035)	(74,173)
Net cash used in investing activities	(609,035)	(74,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	4,483,476	(1,368,504)
Net cash provided by (used in) financing activities	4,483,476	(1,368,504)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(40,332)	(13,920)

NET CHANGES IN CASH	(4,458,175)	(2,687,216)
CASH, BEGINNING OF PERIOD	7,777,241	10,067,428
CASH, END OF PERIOD	$3,319,066	$7,380,212

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(213,953)	$(250,263)
Cash paid during the period for income taxes	$(486,521)	$(2,263)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on Right-of-use assets	$—	$(7,444,961)

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

The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the K&B Business are included in the Company’s unaudited condensed consolidated balance sheets. The Company’s unaudited condensed consolidated statements of operations and comprehensive loss consist of all the revenues, costs and expenses of the K&B Business, including allocations to selling and distribution expenses, general and administrative expenses, and research and development expenses, and which were incurred by FGI but related to the K&B Business prior to the Reorganization.

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

The following table sets forth the revenues, cost of revenues and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended
	March 31,
	2024	2023
	USD	USD
Revenues	$—	$963,201
Cost of revenues	—	(767,963)
Gross profit	—	195,238
Selling and distribution expenses	—	58,160
General and administrative expenses	—	—
Research and development expenses	—	—
Income from operations	$—	$253,398

Since October 2022, the books and records of FGI International have been completely separated from Foremost Worldwide Co., Ltd., a wholly-owned subsidiary of Foremost.

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of March 31, 2024, the Company had approximately $3.3 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As further described in Note 8, as of the date of this quarterly report, our wholly owned subsidiary FGI Industries Inc. has obtained a waiver for the Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement with East West Bank, which were due by April 30, 2024.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the unaudited condensed consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.2550 and 7.1006 as of March 31, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 7.1672 and 6.8943 for the three months ended March 31, 2024 and 2023, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3246 and 1.3246 as of March 31, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3246 and 1.3541 for the three months ended March 31, 2024 and 2023, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9260 and 0.9059 as of March 31, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9175 and 0.9337 for the three months ended March 31, 2024 and 2023, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the depreciation and amortization in the unaudited condensed consolidated statements of cash flows. These reclassifications have no effect on the condensed consolidated balance sheets and the unaudited condensed consolidated statements of operations and comprehensive loss previously reported.

Cash

Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, net (“ROU assets”), operating lease liabilities — current and operating lease liabilities — noncurrent on the condensed consolidated balance sheets.

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

The Company’s disaggregated revenues are summarized as follows:

	For the Three Months Ended
	March 31,
	2024	2023
	USD	USD
Revenues by product line
Sanitaryware	$20,517,562	$15,354,546
Bath Furniture	3,089,211	4,966,659
Shower System	5,760,869	5,030,557
Others	1,385,877	1,810,504
Total	$30,753,519	$27,162,266

	Total revenues		Total assets
	For the Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2024	2023	2024	2023
	USD	USD	USD	USD

Revenues/ total assets by geographic location
United States	$19,597,905	$17,532,126	$42,304,776	$38,401,665
Canada	7,881,081	6,520,984	15,822,000	17,850,709
Europe	3,195,188	3,109,156	605,910	528,068
Rest of World	79,345	—	9,902,428	8,964,488
Total	$30,753,519	$27,162,266	$68,635,114	$65,744,930

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended March 31, 2024 and 2023, shipping and handling expense was $261,989 and $103,714, respectively.

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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation $119,586 and $119,721 for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the tax years ended December 31, 2020 through December 31, 2022 for FGI Industries, Inc. remain open for statutory examination by tax authority.

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

Comprehensive income (loss)

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from the Company not using the U.S. Dollar as its functional currencies.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
	USD	USD
Numerator:
Net loss attributable to FGI Industries Ltd. Shareholders	$(412,189)	$(303,375)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,547,607	9,500,000
Potentially dilutive shares from outstanding options/warrants	—	—
Weighted-average number of ordinary shares outstanding — diluted	9,547,607	9,500,000

Loss per share — basic	$(0.04)	$(0.03)
Loss per share — diluted	$(0.04)	$(0.03)

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” amending the accounting for the impairment of financial instruments, including trade receivables. Under previous guidance, credit losses were recognized when the applicable losses had a probable likelihood of occurring and this assessment was based on past events and current conditions. The amended current guidance eliminates the “probable” threshold and requires an entity to use a broader range of information, including forecast information when estimating expected credit losses. Generally, this should result in a more timely recognition of credit losses. This guidance became effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The requirements of the amended guidance should be applied using a modified retrospective approach except for debt securities, which require a prospective transition approach. In November 2019, the FASB issued ASU 2019-10, which finalized the delay of such effective date to fiscal years beginning after December 15, 2022 for private and all other companies, including emerging growth companies. As an emerging growth company, the Company adopted this guidance from January 1, 2023, and the adoption of this standard did not have an impact on its financial position or results of operations.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD

Accounts receivable	$17,404,013	$17,184,706
Allowance for credit losses	(243,378)	(244,879)
Accrued defective return and discount	(1,415,468)	(744,284)
Accounts receivable, net	$15,745,167	$16,195,543

Movements of allowance for credit losses are as follows:

	For the Three Months Ended	For the Year Ended
	March 31,	December 31,
	2024	2023
	USD	USD

Beginning balance	$244,879	$438,843
Addition	18,412	78,640
Write-off	(19,913)	(272,604)
Ending balance	$243,378	$244,879

Movements of accrued defective return and discount accounts are as follows:

	For the Three Months Ended	For the Year Ended
	March 31,	December 31,
	2024	2023
	USD	USD

Beginning balance	$744,284	$1,595,838
Provision	671,184	(851,554)
Ending balance	$1,415,468	$744,284

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD

Finished product	$12,222,729	$10,565,858
Reserves for slow-moving inventories	(671,767)	(642,006)
Inventories, net	$11,550,962	$9,923,852

Movements of inventory reserves are as follows:

	For the Three Months Ended	For the Year Ended
	March 31,	December 31,
	2024	2023
	USD	USD

Beginning balance	$642,006	$663,530
Addition	29,761	(21,524)
Ending balance	$671,767	$642,006

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD

Prepayments	$3,724,638	$3,953,340
Others	1,250,982	664,411
Total prepayments and other assets	$4,975,620	$4,617,751

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,278,459	1,695,361
Machinery and equipment	1,743,430	1,613,439
Furniture and fixtures	281,162	259,449
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	5,423,406	4,688,604
Less: accumulated depreciation	(2,992,069)	(2,778,113)
Total	$2,431,337	$1,910,491

Depreciation expenses for the three months ended March 31, 2024 and 2023 amounted to $87,871 and $35,560 respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of March 31, 2024, the Company’s leases have remaining lease terms up to 10.9 years.

The company also purchased an operating lease land from a common control affiliate for manufacturing, which has a remaining lease term up to 48.25 years and can be extended for another 50 years for $1.

For the three months ended March 31, 2024 and 2023, the total lease expenses was $706,414 and $477,669, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD

Operating lease right-of-use assets	$14,705,781	$15,203,576
Operating lease liabilities – current	$1,691,998	$1,595,998
Operating lease liabilities – noncurrent	13,234,062	13,674,452
Total operating lease liabilities	$14,926,060	$15,270,450

Information relating to the lease term and discount rate are as follows:

	As of	As of
	March 31, 2024	December 31, 2023

Weighted-average remaining lease term
Operating leases	9.2 years	9.4 years
Weighted-average discount rate
Operating leases	5.7%	5.7%

As of March 31, 2024, the maturities of operating lease liabilities were as follows:

For the 12 months ending March 31,
2025	$2,504,218
2026	2,633,586
2027	2,670,149
2028	2,549,948
2029	2,283,841
Thereafter	6,534,712
Total lease payments	19,176,454
Less: imputed interest	(4,250,394)
Present value of lease liabilities	$14,926,060

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of March 31, 2024, FGI Industries was in compliance with these financial covenants. FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2024.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of March 31, 2024, and December 31, 2023 was 8.25% and 8.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9,929,043 and $6,959,175 as of March 31, 2024, and December 31, 2023, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,662,087 as of the March 31, 2024 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2024, FGI Canada Ltd. was in compliance with these financial covenants.

Borrowings under this line of credit amounts to $0 as of March 31, 2024, and December 31, 2023. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility with HSBC Canada of up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding $3,000,000.

CTBC Credit Facility

On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounts to $1,513,608 and $0 as of March 31, 2024 and December 31, 2023, respectively.

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

The gross proceeds from the IPO were approximately $15.0 million with net proceeds of approximately $12.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company. Immediately following the consummation of the IPO, there were an aggregate of 9,500,000 ordinary shares issued and outstanding. As a result of the IPO, the ordinary shares and Warrants now trade on the Nasdaq Capital Market under the symbol “FGI” and “FGIWW”, respectively.

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

Restricted shares units (“RSU”)

In January 2022, the Company issued 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as of January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of March 31, 2024, 122,500 of these granted RSUs were vested.

In April 2022, the Company issued 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as of April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2024, 5,590 of these granted RSUs were vested.

In May 2022, the Company issued 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2024. The grant date fair value for these RSUs was $198,000 based on the closing share price of $2.26 as of May 11, 2022. If the maximum performance is met, the Company will issue an additional 43,805 RSUs under these awards with a grant date fair value of $99,000. As of March 31, 2024, all RSUs were canceled and none of them were vested.

In May 2022, the Company issued 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as of May 17, 2022. As of March 31, 2024, none of these RSUs were vested.

In March 2023, the Company issued 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as of March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of March 31, 2024, none of these RSUs were vested.

In March 2023, the Company issued 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as of March 29, 2023. As of March 31, 2024, none of these RSUs were vested.

In March 2024, the Company issued 413,354 RSUs under the 2021 Equity Plan to the Company’s directors, officers and employees. All these awards are subjected to performance conditions through December 31, 2026. The grant date fair value for these RSUs was $620,031 based on the closing share price of $1.50 as of March 22, 2024. If the maximum performance is met, the Company will issue an additional 206,677 RSUs under these awards with a grant date fair value of $310,016. As of March 31, 2024, none of these RSUs were vested.

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2023	296,474
Granted	113,984
Vested	(66,111)
Canceled	(87,611)
Non-vested as of December 31, 2023	256,736
Granted	413,354
Vested	(61,979)
Canceled	—
Non-vested as of March 31, 2024	608,111

The following is a summary of the status of restricted shares as of March 31, 2024:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	61,250	0.83
$2.52	3,160	1.00
$2.20	16,363	0.75
$2.08	96,635	2.00
$2.08	17,349	2.00
$1.50	413,354	3.00
	608,111

Share options (“Options”)

In March 2022, the Company issued 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2024, 65,831 of these granted options were vested.

In April 2022, the Company issued 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2024, 62,209 of these granted options were vested.

In May 2022, the Company issued 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could result in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of March 31, 2024, 97,705 of these granted options were vested.

In March 2023, the Company issued 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2024, all options were canceled and none of them were vested.

In March 2024, the Company issued 529,635 share options under the 2021 Equity Plan with an exercise price per share of $1.50 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $447,000 determined using the Black-Scholes simplified method at the per option fair value of $0.84. All these options are subjected to performance conditions through December 31, 2024, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2024, none of these granted options were vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2023	380,745	2.54	1.19	9.35	—
Granted	529,635	1.50	0.84	10.00	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at March 31, 2024	910,380	1.93	0.99	9.18	—
Vested and exercisable at March 31, 2024	225,746	2.57	1.21	8.04	—

For the three months ended March 31, 2024 and 2023, the total fair value of options awarded was $447,000 and $628,834, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the three months ended March 31, 2024. The assumptions used to value the options granted to employees were as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	December 31,
	2024	2023

Risk-free interest rate	4.21%	3.65%
Expected volatility range	55.11%	63.36%
Fair market value per ordinary share as at grant dates	$1.50	$2.08

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended
	March 31,
	2024	2023
	USD	USD
Selling and distribution expenses	$31,249	$31,248
General and administrative expenses	88,337	88,473
Total share-based compensation expenses	$119,586	$119,721

As of March 31, 2024, there was $1,704,987 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.30 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended
	March 31,
	2024	2023
	USD	USD
Income components
United States	$(639,965)	$(438,842)
Outside United States	124,395	168,096
Total pre-tax loss	$(515,570)	$(270,746)
Provision for income taxes
Current
Federal	$(33,950)	$(541)
State	(4,129)	(2,754)
Foreign	108,911	136,088
	70,832	132,793
Deferred
Federal	(37,950)	(100,563)
State	(10,593)	399
Foreign	—	—
	(48,543)	(100,164)
Total provision for income taxes	$22,289	$32,629

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	1.5	4.7
Foreign operations	(16.1)	(37.2)
Permanent items	(7.0)	(1.3)
Deferred adjustments	—	(6.8)
Others	(3.7)	7.5
Effective tax rate	(4.3)%	(12.1)%

The effective tax rate for the three months ended March 31, 2024 as presented in the table above did not give consideration to the elimination of unrealized profit from intercompany sales.

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	March 31, 2024	December 31, 2023
	USD	USD

Deferred tax assets
Allowance for credit losses	$58,117	$58,476
Other reserve	58,359	61,371
Accrued expenses	152,339	143,823
Lease liability	1,695,433	1,769,328
Charitable contributions	8,187	8,181
Business interest limitation	293,925	242,862
Net operating loss – federal	310,099	310,099
Net operating loss – state	41,657	27,337
Other	51,032	66,063
Total deferred tax assets	2,669,148	2,687,540
Less: valuation allowance	—	—
Net deferred tax assets	2,669,148	2,687,540
Deferred tax liabilities
Fixed assets	1,652,037	1,728,364
Intangibles	(200,265)	(209,657)
Total deferred tax liabilities	1,451,772	1,518,707
Deferred tax assets, net of deferred tax liabilities	$1,217,376	$1,168,833

The deferred tax assets related to the Company’s net operating losses of $2,104,421 (Federal $1,476,655 and States $627,766) and $1,836,077 (Federal $1,476,655 and States $359,422) as of March 31, 2024 and December 31, 2023, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at March 31, 2024 or, December 31, 2023. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

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

Note 12 — Related party transactions and balances

Purchases from a related party – consisted of the following:

		Nature of	For the Three Months Ended March 31,
Name of Related Party	Relationship	transactions	2024	2023
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$1,577,222	$2,847,761
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	1,552,940	653,229
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	17,023	—
			$3,147,185	$3,500,990

The ending balance of such transactions as of March 31, 2024 and December 31, 2023, are listed of the following:

Prepayments — related parties

	As of	As of
	March 31,	December 31,
Name of Related Party	2024	2023
	USD	USD

Focal Capital Holding Limited	$11,847,757	$6,658,498
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	—	9,181
	$11,847,757	$6,667,679

Accounts Payables — related parties

	As of	As of
	March 31,	December 31,
Name of Related Party	2024	2023
	USD	USD

Foremost Worldwide Co., Ltd	$731,256	$735,308
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	1,029	—
	$732,285	$735,308

Shared Service and Miscellaneous expenses – related party

FGI Industries, Inc. is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement for the three months ended March 31, 2024 and 2023 were $175,912 and $244,614, respectively, which were booked under selling and distribution expenses and administration expenses.

FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the three months ended March 31, 2024 and 2023 were $73,914 and $69,344, respectively.

Other Payables (Receivables) — related parties

			As of	As of
		Nature of	March 31,	December 31,
Name of Related Party	Relationship	transactions	2024	2023
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	1,440,786	1,183,612
Foremost Worldwide Co., Ltd	An entity under common control	Shared services and Miscellaneous expenses	(251,619)	(251,008)
F.P.Z. FURNITURE (CAMBODIA) CO.,LTD	An entity under common control	Shared services and Miscellaneous expenses	(59,136)	—
			$1,130,031	$932,604

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.89% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD 250,000 if the bank with which a depositor holds its eligible deposit fails. As of March 31, 2024, a cash balance of USD 647,326 was maintained at financial institutions in the United States, of which USD 260,282 was subject to credit risk. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 76,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2024, a cash balance of CAD 594,159 (USD 448,557) was maintained at financial institutions in Canada, of which CAD 494,159 (USD 373,063) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 94,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2024, an aggregated cash balance of USD 1,694,558 was maintained at financial institutions in Taiwan, of which USD 1,426,110 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 100,000 (approximately USD 108,000) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2024, cash balance of EUR 238,338 (USD 257,273) was maintained at financial institutions in Europe, of which EUR 138,338 (USD 149,328) was subject to credit risk. as of March 31, 2024, cash balance of USD 129,108 was maintained at financial institutions in Kingdom of Cambodia, of which USD 129,108 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended March 31, 2024, three customers accounted for 18.3%, 14.4% and 13.4% of the Company’s total revenues, respectively. For the three months ended March 31, 2023, two customers accounted for 19.9% and 18.6% of the Company’s total revenues, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, four customers accounted for 22.2%, 14.0%, 12.8% and 12.6% of the total balance of accounts receivable, respectively. As of December 31, 2023, four customers accounted for 27.2%, 19.0%, 12.0% and 11.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2024 and December 31, 2023.

Vendor concentration risk

For the three months ended March 31, 2024, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 52.5% of the Company’s total purchases. For the three months ended March 31, 2023, Huida and another vendor accounted for 51.0% and 17.3% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, Huida accounted for 73.4% of the total balance of accounts payable. As of December 31, 2023, Huida accounted for 71.4% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of March 31, 2024 and December 31, 2023.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The disclosures in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2024 (the “2023 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our 2023 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:

●	Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2024.
●	“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in our BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. We recently announced that we entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will market this technology as FlushGuard Overflow Technology. During the fourth quarter of 2023, we were awarded product placements at several large customers, including two of the largest commercial distributors in North America. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe, Australia, and the UK.
●	Enhanced Margin Performance. We generated gross margin of 27.4% in first quarter of 2024, up from 26.5% in the same period last year, owing to the ongoing shift to higher margin products. For the full year 2023, gross margin was 27.4%, up nearly 800 basis points from the 19.5% gross margin generated in 2022. During the remainder of 2024, we expect gross margins to remain consistent with those generated during fiscal year 2023, with operating margin improvement driven by volume leverage.
●	Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $17.8 million as of March 31, 2024, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.

●	Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.

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

Recent Trends

Due to ongoing market conditions, we are experiencing, and may continue to experience, lower market demand for certain of our products, particularly in our bath furniture category, as weak demand, customer destock and inventory corrections have had a negative impact on our net sales. As previously noted, we also began experiencing supply chain disruptions and inflationary pressures, which affected operating margins beginning in late 2022. However, we adopted several productivity and pricing measures to offset these headwinds and began to see resumed margin expansion in the second half of 2023. While the demand environment remains uneven with multiple industry forecasters predicting modest declines in home improvement spend in 2024, we expect to generate above-market growth.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31,		Change
	2024	2023	Amount		Percentage
	USD	USD	USD		%
Revenues	$30,753,519	$27,162,266	$3,591,253		13.2
Cost of revenues	22,340,036	19,960,108	2,379,928		11.9
Gross profit	8,413,483	7,202,158	1,211,325		16.8
Selling and distribution expenses	6,130,886	4,711,089	1,419,797		30.1
General and administrative expenses	2,282,858	2,142,245	140,613		6.6
Research and development expenses	320,673	351,751	(31,078)		(8.8)
Loss from operations	(320,934)	(2,927)	(318,007)		10,864.6
Operating margins	(1.0)%	(0.0)%	(100)	bps	—
Total other expenses, net	(194,636)	(267,819)	73,183		(27.3)
Benefit of income taxes	22,289	32,629	(10,340)		(31.7)
Net loss	(537,859)	(303,375)	(234,484)		77.3
Net loss attributable to FGI Industries Ltd. shareholders	(412,189)	(303,375)	(108,814)		35.9
Adjusted (loss) income from operations(1)	(199,445)	168,564	(368,009)		(218.3)
Adjusted operating margins(1)	(0.6)%	0.6%	(120)	bps	—
Adjusted net loss(1)	$(439,331)	$(164,296)	$(275,035)		167.4
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenues

Our revenues increased by $3.6 million, or 13.2%, to $30.8 million for the three months ended March 31, 2024, from $27.2 million for the three months ended March 31, 2023. The increase in our revenues was primarily by increases in Sanitaryware and Shower System sales.

Revenue categories by product are summarized as follow:

	For the Three Months Ended March 31,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$20,517,562	66.7	$15,354,546	56.5	33.6
Bath Furniture	3,089,211	10.0	4,966,659	18.3	(37.8)
Shower System	5,760,869	18.7	5,030,557	18.5	14.5
Other	1,385,877	4.6	1,810,504	6.7	(23.5)
Total	$30,753,519	100.0	$27,162,266	100.0	13.2

We derive the majority of our revenues from sales of Sanitaryware, which accounted for 66.7% and 56.5% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. Revenues generated from the sales of Sanitaryware increased by 33.6% to $20.5 million from $15.4 million in same period of 2023. The increase in revenue was primarily driven by the rebounding pro business as a result of stabilized inventory levels and improved order flow.

Our revenues from bath furniture sales accounted for 10.0% and 18.3% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Bath Furniture sales decreased by 37.8% to $3.1 million for the three months ended March 31, 2024, compared to $5.0 million in the same period of 2023. The bath furniture market continues to be impacted by weak demand and a trade down to lower priced offerings. In response, we are launching mid-tier products to better address the current demand environment.

Revenues from sales of Shower Systems increased by 14.5% to $5.8 million for the three months ended March 31, 2024, compared to $5.0 million for the comparable period of 2023. Shower systems make up approximately 18.7% and 18.5% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. While the shower business experienced some modest inventory de-stocking during 2023, demand trends have remained steady and our recently launched programs had a positive impact during the first quarter. These new programs include the online shower door program with a large Canadian retailer, as well as the new shower wall systems roll-out at up to 300 locations of a large U.S. retailer with initial shipments that began in December 2023.

The revenues from sales of other products (custom kitchen cabinetry and other small offerings) decreased by 23.5% to $1.4 million for the three months ended March 31, 2024, compared to $1.8 million in the same period of 2023. Fewer orders were received for our custom kitchen cabinetry during the holiday season in late 2023, resulting in decreased revenue from this product category in the three months ended March 31, 2024 as compared to the same period of last year.

Revenue Categories by Geographic Location

We derive our revenues primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended March 31,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
United States	$19,597,905	63.7	$17,532,126	64.5	11.8
Canada	7,881,081	25.6	6,520,984	24.0	20.9
Europe	3,195,188	10.4	3,109,156	11.5	2.8
Rest of World	79,345	0.3	—	—	—
Total	$30,753,519	100.0	$27,162,266	100.0	13.2

We generated the majority of our revenues in the United States market, which amounted to $19.6 million for the three months ended March 31, 2024, compared to $17.5 million for the three months ended March 31, 2023, representing a 11.8% increase for the three-month periods. These revenues accounted for 63.7% and 64.5% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. The increase in the U.S. market was primarily driven by the recovery of pro channel in our Sanitary category.

Our second largest market is Canada. Our revenues generated in the Canadian market were $7.9 million for the three months ended March 31, 2024, compared to $6.5 million for the three months ended March 31, 2023, representing a 20.9% increase. Similar to the U.S. market, the increased sales in the Canada market was primarily driven by the recovery of pro channel in our Sanitary category.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.2 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023, representing a 2.8% increase for the three-month periods. The sales in this market remained relatively stable.

Gross Profit

Gross profit was $8.4 million for the three months ended March 31, 2024, an increase of 16.8% compared to the prior-year period, as a result of volume growth. Gross profit margin improved to 27.4% for the three months ended March 31, 2024, up 90 basis points from 26.5% in the prior-year periods. Gross margins continue to benefit from a shift in revenue mix towards higher-margin products and lower logistics costs.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $1.4 million, or 30.1%, to $6.1 million for the three months ended March 31, 2024, from $4.7 million for the three months ended March 31, 2023. The increase in selling and distribution expenses represents increased personnel costs, marketing and promotion expenses and warehouse expenses as a result of inflation and our initiatives to drive sales growth.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.1 million, or 6.6%, to $2.3 million for the three months ended March 31, 2024, from $2.1 million for the three months ended March 31, 2023. The increase was primarily attributable to inflation and expenses incurred in connection with newly formed subsidiaries.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of operations and comprehensive loss.

Other Income (Expenses)

We incurred insignificant other income and expenses during the three months ended March 31, 2024 and 2023. Other income and expenses primarily include interest income and expenses, as well as miscellaneous non-operating income and expenses.

Provision for Income Taxes

We recorded income tax expense of approximately $22,000 for the three months ended March 31, 2024, and $33,000 for the three months ended March 31, 2023. The decrease resulted from the decrease in taxable income.

Net Loss

Our net loss increased by $0.2 million, or 77.3%, to $0.5 million for the three months ended March 31, 2024, from $0.3 million for the three months ended March 31, 2023. This increase was a result of the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of March 31, 2024, we had cash and working capital of $3.3 million and $16.8 million, respectively. During the three months ended March 31, 2024, we drew an aggregate of approximately $4.5 million on the Credit Agreement and CTBC Credit Line for working capital replenishment.

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

As of March 31, 2024, FGI’s total outstanding debt consisted of the Credit Agreement with East West Bank and the CTBC Credit Line with CTBC Bank (each discussed below).

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended March 31, 2021 and thereafter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of March 31, 2023, FGI Industries was in compliance with this financial covenant. As described in Item 1. Note 8, FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2024.

The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of March 31, 2024 and December 31, 2023 was 8.25% and 8.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9,929,043 and $6,959,175 as of March 31, 2024, and December 31, 2023, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,662,087 as of the March 31, 2024 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2024, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of March 31, 2024, and December 31, 2023. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.

CTBC Credit Facility

On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to

$2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounts to $1,513,608 and $0 as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the key components of our cash flows for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
	USD	USD
Net cash used in operating activities	$(8,292,284)	$(1,230,619)
Net cash used in investing activities	(609,035)	(74,173)
Net cash provided by (used in) financing activities	4,483,476	(1,368,504)
Effect of exchange rate fluctuation on cash	(40,332)	(13,920)
Net changes in cash	(4,458,175)	(2,687,216)
Cash, beginning of period	7,777,241	10,067,428
Cash, end of period	$3,319,066	$7,380,212

Operating Activities

Net cash used in operating activities was approximately $8.3 million for the three months ended March 31, 2024 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $5.4 million, an increase in inventories of approximately $1.6 million, a decrease in accrued expenses and other current liabilities of approximately $0.6 million, a decrease in income tax payable of approximately $0.4 million, a decrease in accounts payable of approximately $0.7 million. These drivers were partially offset by non-cash items of $1.4 million.

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

Investing Activities

Net cash used in investing activities was $0.6 million and $0.1 million for the three months ended March 31, 2024, and 2023, respectively, which was attributable to the purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $4.5 million for the three months ended March 31, 2024, which represents net proceeds from bank loans.

Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2023, which represents net repayment of bank loans.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.6 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2024.

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

	For the Three Months Ended
	March 31,
	2024	2023
Loss from operations	$(320,934)	$(2,927)
Adjustments:
Non-recurring IPO-related stock-based compensation	59,719	59,719
IPO and arbitration legal fee	—	50,000
Business expansion expense	61,770	61,772
Adjusted (loss) income from operations	(199,445)	168,564
Revenue	$30,753,519	$27,162,266
Adjusted operating margins	(0.6)%	0.6%

	For the Three Months Ended
	March 31,
	2024	2023
Net loss	$(537,859)	$(303,375)
Adjustments:
Non-recurring IPO-related stock-based compensation	59,719	59,719
IPO and arbitration legal fee	—	50,000
Business expansion expense	61,770	61,772
Total	(416,370)	(131,884)
Tax impact of adjustment at 18% effective rate	(22,961)	(32,412)
Adjusted net loss	$(439,331)	$(164,296)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weakness in our internal control over financial reporting described below.

Identified Material Weakness

Management noted that there is an inadequate segregation of duties related to certain accounting functions due to the size of the Company’s subsidiaries. In addition, the Company lacks evidence of management review controls activity taking place, such as but not limited to, the review and approval of journal entries and account reconciliations.

Accordingly, the Company concluded that this material weakness resulted as there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management’s Remediation Initiatives

As of March 31, 2024, and through the date of this filing we are in the process of implementing segregation of duties and are determining further initiatives to undertake in order to remediate this remaining material weakness and anticipate that these initiatives will be implemented by the end of fiscal year 2024.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ayers Bath filed a voluntary chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) on March 22, 2013. FGI USA filed a proof of claim in the Ayers Bath bankruptcy case for an amount not less than $5,265,000, which was deemed allowed, but due to Ayers Bath’s lack of assets, FGI USA only received a distribution of $7,757.24. On January 9, 2014, FGI USA filed a complaint in the District Court against Tangshan Ayers, as Ayers Bath’s alter ego, to recover the balance of its damages. The District Court ultimately referred the litigation to the Bankruptcy Court, whereby FGI USA filed a motion in Bankruptcy Court to add Tangshan Ayers as judgment debtor, thereby allowing FGI USA to recover its proof of claim. A hearing for the motion to add

Tangshan Ayers as judgment debtor was held on June 7, 2021. On September 22, 2021, the Bankruptcy Court issued a report and recommendation to the District Court recommending that it deny FGI USA’s motion to amend the judgment. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which is in process. We filed an objection to the report in October 2021, which was overruled by the Bankruptcy Court in September 2022, but the District Court has allowed FGI USA to propose an amendment to its complaint, which was filed on June 27, 2023. Tangshan Ayers has now moved to compel arbitration.  Opposition to the motion was filed in September. The court denied the motion to compel arbitration on February 13, 2024. Tangshan Ayers filed a notice of appeal of that order on March 12, 2024.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023, includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

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

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Trading Plans

During the three months ended March 31, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Exhibit
Number	Description

3.1

Second Amended and Restated Memorandum and Articles of Association of FGI Industries Ltd., effective January 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

10.1

General Agreement for Omnibus Credit Lines, by and between CTBC Bank Co., Ltd. and FGI International, Limited (incorporated by reference as Exhibit 10.20 to the Company’s 2023 Form 10-K filed on March 26, 2024).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101

The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2024

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)