Form 10-Q
period 2024-06-30
FGI Industries Ltd.
filed 2024-08-13
CIK 1864943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2024

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

The number of shares outstanding of the registrant's common stock on August 5, 2024 was 9,563,914.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:

●	the levels of residential repair and remodel activity, and to a lesser extent, new home construction;
●	the effects of inflationary pressures, financial market uncertainty and rising interest rates on the demand for our products, our costs and our ability to access capital;
●	our ability to maintain our strong brands and reputation and to develop innovative products;
●	our ability to maintain our competitive position in our industries;
●	our reliance on key suppliers and customers;
●	the occurrence of public health emergencies, such as the COVID-19 pandemic, including the impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
●	the cost and availability of materials and the imposition of tariffs;
●	risks associated with our international operations and global strategies;
●	our ability to achieve the anticipated benefits of our strategic initiatives;
●	our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
●	our ability to obtain additional capital to finance our planned operations and to maintain our listing on Nasdaq;
●	risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
●	our ability to attract, develop and retain talented and diverse personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,307,092	$7,777,241
Accounts receivable, net	17,589,395	16,195,543
Inventories, net	12,804,781	9,923,852
Prepayments and other current assets	2,122,441	4,617,751
Prepayments and other receivables – related parties	13,681,107	7,600,283
Total current assets	47,504,816	46,114,670

PROPERTY AND EQUIPMENT, NET	2,897,079	1,910,491

OTHER ASSETS
Intangible assets	1,977,587	102,227
Operating lease right-of-use assets, net	13,974,220	15,203,576
Deferred tax assets, net	1,783,667	1,168,833
Other noncurrent assets	1,741,360	1,245,133
Total other assets	19,476,834	17,719,769
Total assets	$69,878,729	$65,744,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$9,692,200	$6,959,175
Accounts payable	17,310,270	14,524,607
Accounts payable – related parties	1,016,263	735,308
Income tax payable	—	189,119
Operating lease liabilities – current	1,732,944	1,595,998
Accrued expenses and other current liabilities	4,254,152	4,039,499
Total current liabilities	34,005,829	28,043,706

OTHER LIABILITIES
Operating lease liabilities – noncurrent	12,526,869	13,674,452
Total liabilities	46,532,698	41,718,158

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,563,914 and 9,547,607 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	956	955
Additional paid-in capital	21,205,922	20,877,832
Retained earnings	4,164,900	4,413,524
Accumulated other comprehensive loss	(1,559,057)	(1,111,499)
FGI Industries Ltd. shareholders’ equity	23,812,721	24,180,812
Non-controlling interests	(466,690)	(154,040)
Total shareholders’ equity	23,346,031	24,026,772
Total liabilities and shareholders’ equity	$69,878,729	$65,744,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
REVENUE	$29,370,949	$29,189,913	$60,124,468	$56,352,179

COST OF REVENUE	20,407,647	21,179,511	42,747,683	41,139,619

GROSS PROFIT	8,963,302	8,010,402	17,376,785	15,212,560

OPERATING EXPENSES
Selling and distribution	6,260,847	4,800,518	12,391,733	9,511,607
General and administrative	2,622,020	2,252,503	4,904,878	4,394,748
Research and development	530,797	377,106	851,470	728,857
Total operating expenses	9,413,664	7,430,127	18,148,081	14,635,212

(LOSS) INCOME FROM OPERATIONS	(450,362)	580,275	(771,296)	577,348

OTHER INCOME (EXPENSES)
Interest income	4,113	4,047	4,667	5,422
Interest expense	(305,094)	(293,711)	(527,301)	(543,348)
Other income (expenses), net	429,513	(10,684)	456,530	(30,241)
Total other income (expenses), net	128,532	(300,348)	(66,104)	(568,167)

(LOSS) INCOME BEFORE INCOME TAXES	(321,830)	279,927	(837,400)	9,181

PROVISION FOR (BENEFIT OF) INCOME TAXES
Current	267,876	181,761	338,708	314,554
Deferred	(566,291)	9,685	(614,834)	(90,479)
Total provision for income taxes	(298,415)	191,446	(276,126)	224,075

NET (LOSS) INCOME	(23,415)	88,481	(561,274)	(214,894)
Less: net loss attributable to non-controlling shareholders	(186,980)	—	(312,650)	—
Net income (loss) attributable to FGI Industries Ltd. shareholders	163,565	88,481	(248,624)	(214,894)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(424,980)	4,897	(447,558)	24,996

COMPREHENSIVE (LOSS) INCOME	(448,395)	93,378	(1,008,832)	(189,898)
Less: comprehensive loss attributable to non-controlling shareholders	(186,980)	—	(312,650)	—
Comprehensive (loss) income attributable to FGI Industries Ltd. shareholders	$(261,415)	$93,378	$(696,182)	$(189,898)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	9,564,779	9,500,000	9,566,433	9,500,000
Diluted	9,699,561	9,692,500	9,566,433	9,500,000

EARNINGS (LOSS) PER SHARE
Basic	$0.02	$0.01	$(0.03)	$(0.02)
Diluted	$0.02	$0.01	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

							Accumulated	Total FGI
					Additional		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2023	—	$—	9,547,607	$955	$20,877,832	$4,413,524	$(1,111,499)	$24,180,812	$(154,040)	$24,026,772
Share-based compensation	—	—	—	—	119,586	—	—	119,586	—	119,586
Net loss	—	—	—	—	—	(412,189)	—	(412,189)	(125,670)	(537,859)
Foreign currency translation adjustments	—	—	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Balance at March 31, 2024	—	$—	9,547,607	$955	$20,997,418	$4,001,335	$(1,134,077)	$23,865,631	$(279,710)	$23,585,921
Share-based compensation	—	—	16,307	1	208,504	—	—	208,505	—	208,505
Net income (loss)	—	—	—	—	—	163,565	—	163,565	(186,980)	(23,415)
Foreign currency translation adjustments	—	—	—	—	—	—	(424,980)	(424,980)	—	(424,980)
Balance at June 30, 2024	—	$—	9,563,914	$956	$21,205,922	$4,164,900	$(1,559,057)	$23,812,721	$(466,690)	$23,346,031

							Accumulated	Total FGI
					Additional		Other	Industries Ltd.	Non-	Total
	Preference Shares		Ordinary Shares		Paid-in	Retained	Comprehensive	Shareholders'	Controlling	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2022	—	$—	9,500,000	$950	$20,459,859	$3,679,920	$(1,396,319)	$22,744,410	$—	$22,744,410
Share-based compensation	—	—	—	—	119,721	—	—	119,721	—	119,721
Net loss	—	—	—	—	—	(303,375)	—	(303,375)	—	(303,375)
Foreign currency translation adjustments	—	—	—	—	—	—	20,099	20,099	—	20,099
Balance at March 31, 2023	—	$—	9,500,000	$950	$20,579,580	$3,376,545	$(1,376,220)	$22,580,855	$—	$22,580,855
Share-based compensation	—	—	—	—	152,835	—	—	152,835	—	152,835
Net income	—	—	—	—	—	88,481	—	88,481	—	88,481
Foreign currency translation adjustments	—	—	—	—	—	—	4,897	4,897	—	4,897
Balance at June 30, 2023	—	$—	9,500,000	$950	$20,732,415	$3,465,026	$(1,371,323)	$22,827,068	$—	$22,827,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(561,274)	$(214,894)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	199,439	78,759
Amortization	1,265,425	766,856
Share-based compensation	328,090	272,556
Provision for credit losses	(6,523)	19,790
Provision for defective return	554,148	(316,132)
Foreign exchange transaction loss	(227,952)	23,214
Deferred income tax benefit	(614,835)	(90,261)
Changes in operating assets and liabilities
Accounts receivable	(1,941,477)	285,890
Inventories	(2,880,929)	3,458,238
Prepayments and other current assets	1,476,612	(1,084,906)
Prepayments and other receivables – related parties	(6,080,824)	(2,998,615)
Other noncurrent assets	(496,227)	262,563
Income taxes	(412,085)	109,111
Accounts payable	2,785,664	(1,912,180)
Accounts payable-related parties	280,955	1,218,657
Operating lease liabilities	(1,010,637)	(627,689)
Accrued expenses and other current liabilities	214,652	237,849
Net cash used in operating activities	(7,127,778)	(511,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,189,655)	(235,941)
Purchase of intangible assets	(669,764)	(496,262)
Net cash used in investing activities	(1,859,419)	(732,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	2,733,024	(1,931,372)
Net cash provided by (used in) financing activities	2,733,024	(1,931,372)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(215,976)	2,102

NET CHANGES IN CASH	(6,470,149)	(3,172,666)
CASH, BEGINNING OF PERIOD	7,777,241	10,067,428
CASH, END OF PERIOD	$1,307,092	$6,894,762

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(520,370)	$(544,026)
Cash paid during the period for income taxes	$(746,120)	$(205,075)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on Right-of-use assets	$—	$(7,616,898)
Acquisition of intangible asset partially through prior period advanced payment	$(1,241,664)	$—

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries, Inc.	● A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	● Incorporated on January 5, 1988
● Sales and distribution in the United States
FGI Europe Investment Limited	● A British Virgin Islands holding company	100% owned by FGI
● Incorporated on January 1, 2007
FGI International, Limited	● A Hong Kong company	100% owned by FGI
● Incorporated on June 2, 2021
● Sales, sourcing and product development
FGI Canada Ltd.	● A Canadian company	100% owned by FGI Industries, Inc.
● Incorporated on October 17, 1997
● Sales and distribution in Canada
FGI Germany GmbH & Co. KG	● A German company	100% owned by FGI Europe Investment Limited
● Incorporated on January 24, 2013
● Sales and distribution in Germany
FGI China, Ltd.	● A PRC limited liability company	100% owned by FGI International, Limited
● Incorporated on August 19, 2021
● Sourcing and product development
FGI United Kingdom Ltd	● An UK company	100% owned by FGI Europe Investment Limited
● Incorporated on December 10, 2021
● Sales and distribution in UK
FGI Australasia Pty Ltd	● An Australian company	100% owned by FGI
● Incorporated on September 8, 2022
● Sales and distribution in Australia
Covered Bridge Cabinetry Manufacturing Co., Ltd	● A Cambodian company	100% owned by FGI
● Incorporated on April 21, 2022
● Manufacturing in Cambodia
Isla Porter LLC	● A New Jersey company	60% owned by FGI Industries, Inc.
● Formed on June 2, 2023
● Sales and distribution in the United States
FGI Industries India Private Limited	● An Indian company	100% owned by FGI
● Incorporated on June 11, 2024
● Sales and distribution in India

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

On January 14, 2022 FGI Industries, a wholly-owned subsidiary of the Company, entered into a shared services agreement (the “FHI Shared Services Agreement”) with Foremost Home Inc., a newly-formed wholly-owned subsidiary of Foremost (“FHI”). Pursuant to the FHI Shared Services Agreement, FGI Industries provides FHI with general and administrative services, information technology systems services and human resources services, as well as warehouse space services and supply chain services in the United States. Under the FHI Shared Services Agreement, FHI will reimburse any reasonable and documented out-of-pocket fees incurred by FGI Industries as well as pay a service fee for each service. For warehouse services, FHI will pay FGI Industries a $500,000 annual fee as well as a fee equal to 4% of gross product sales of all products stored in such warehouses. For all other services provided, FHI will pay a service fee equal to the total costs incurred by FGI Industries for such service generally divided by the number of FHI employees relative to FGI Industries employees. The FHI Shared Services Agreement will have an initial term of one year and will renew automatically unless cancelled by either party upon the giving of at least 60 days in advance of the expiration of the then-current term.

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

The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the K&B Business are included in the Company’s unaudited condensed consolidated balance sheets. The Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income consist of all the revenue, costs and expenses of the K&B Business, including allocations to selling and distribution expenses, general and administrative expenses, and research and development expenses, and which were incurred by FGI but related to the K&B Business prior to the Reorganization.

All revenue and cost of revenue attributable to selling of K&B products were allocated to the Company. Operating expenses were allocated to the Company based on employees and activities that are involved in the K&B Business. Any expenses that were not directly attributable to any specific business were allocated to the Company based on the proportion of the number of employees of the K&B Business to the total number of employees of both the K&B Business and FHI.

Since December 2023, the books and records of FHI have been completely separated from FGI Industries. The following table sets forth the revenue, cost of revenue and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the three and six months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Revenue	$—	$28,718	$—	$991,919
Cost of revenue	—	(102)	—	(768,065)
Gross profit	—	28,616	—	223,854
Selling and distribution expenses	—	(12,181)	—	45,979
General and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Income from operations	$—	$16,435	$—	$269,833

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

Note 2 — Summary of significant accounting policies

Liquidity

Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of June 30, 2024, the Company had approximately $1.3 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. As further described in Note 8, as of the date of this quarterly report, the Company’s wholly owned subsidiary FGI Industries Inc. has obtained a waiver for the Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement with East West Bank, which were due by April 30, 2024.

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

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, allowance for credit losses, inventory reserve, accrued defective return, provision for contingent liabilities, revenue recognition, deferred taxes and uncertain tax position. Actual results could differ from these estimates.

Foreign currency translation and transaction

The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International, which is incorporated in Hong Kong and adopted the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the unaudited condensed consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.2980 and 7.1006 as of June 30, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 7.2582 and 6.9795 for the three months ended June 30, 2024 and 2023, respectively, and 7.2141 and 6.9369 for the six months ended June 30, 2024 and 2023, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3700 and 1.3246 as of June 30, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3397 and 1.3541 for the three months ended June 30, 2024 and 2023, respectively, and 1.3322 and 1.3541 for the six months ended June 30, 2024 and 2023, respectively.

For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9342 and 0.9059 as of June 30, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9279 and 0.9201 for the three months ended June 30, 2024 and 2023, respectively, and 0.9226 and 0.9269 for the six months ended June 30, 2024 and 2023, respectively.

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

Cash

Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

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

Revenue recognition

The Company recognized revenue in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The Company generates revenue from sales of kitchen and bath products, and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment or upon delivery based on the contractual terms with the Company’s customers. The Company’s customers’ payment terms generally range from 15 to 60 days of fulfilling its performance obligations and recognizing revenue.

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

The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.

The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Revenue by product line
Sanitaryware	$17,334,714	$18,816,220	$37,852,276	$34,170,766
Bath Furniture	4,031,120	4,813,239	7,120,331	9,779,897
Shower System	5,889,847	4,286,672	11,650,716	9,317,229
Others	2,115,268	1,273,782	3,501,145	3,084,287
Total	$29,370,949	$29,189,913	$60,124,468	$56,352,179

	Total Revenue		Total Revenue		Total Assets
	For the Three Months Ended		For the Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
	USD	USD	USD	USD	USD	USD

Revenue/ total assets by geographic location
United States	$18,039,583	$19,033,168	$37,637,488	$36,565,294	$44,641,133	$38,401,665
Canada	8,593,329	7,517,459	16,474,410	14,038,444	13,961,515	17,850,709
Europe	2,659,858	2,639,286	5,855,046	5,748,441	746,056	528,068
Rest of World	78,179	—	157,524	—	10,530,025	8,964,488
Total	$29,370,949	$29,189,913	$60,124,468	$56,352,179	$69,878,729	$65,744,930

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended June 30, 2024 and 2023, shipping and handling expense was $253,742 and $210,370, respectively. For the six months ended June 30, 2024 and 2023, shipping and handling expense was $500,851 and $314,084, respectively.

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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $208,505 and $152,835 for the three months ended June 30, 2024 and 2023, respectively, and $328,090 and $272,556 for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the tax years ended December 31, 2020 through December 31, 2022 for FGI Industries, Inc. remain open for statutory examination by tax authority.

We record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.

Non-controlling interests

The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the unaudited consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the unaudited condensed consolidated statement of income and comprehensive income (loss) as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components: net income and other comprehensive income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from the Company not using the U.S. Dollar as its functional currencies.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Numerator:
Net income (loss) attributable to FGI Industries Ltd. Shareholders	$163,565	$88,481	$(248,624)	$(214,894)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,564,779	9,500,000	9,566,433	9,500,000
Potentially dilutive shares from outstanding options/warrants	134,782	192,500	—	—
Weighted-average number of ordinary shares outstanding — diluted	9,699,561	9,692,500	9,566,433	9,500,000

Earnings (loss) per share — basic	$0.02	$0.01	$(0.03)	$(0.02)
Earnings (loss) per share — diluted	$0.02	$0.01	$(0.03)	$(0.02)

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

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD

Accounts receivable	$19,106,270	$17,184,706
Allowance for credit losses	(218,443)	(244,879)
Accrued defective return and discount	(1,298,432)	(744,284)
Accounts receivable, net	$17,589,395	$16,195,543

Movements of allowance for credit losses are as follows:

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2024	2023
	USD	USD

Beginning balance	$244,879	$438,843
Provision (recovery)	(6,523)	78,640
Write-off	(19,913)	(272,604)
Ending balance	$218,443	$244,879

Movements of accrued defective return and discount accounts are as follows:

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2024	2023
	USD	USD

Beginning balance	$744,284	$1,595,838
Provision (recovery)	554,148	(851,554)
Ending balance	$1,298,432	$744,284

Note 4 — Inventories, net

Inventories, net consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD

Finished product	$13,438,543	$10,565,858
Reserves for slow-moving inventories	(633,762)	(642,006)
Inventories, net	$12,804,781	$9,923,852

Movements of inventory reserves are as follows:

	For the Six Months Ended	For the Year Ended
	June 30,	December 31,
	2024	2023
	USD	USD

Beginning balance	$642,006	$663,530
Provision (recovery)	(8,244)	(21,524)
Ending balance	$633,762	$642,006

Note 5 — Prepayments and other assets

Prepayments and other assets consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD

Prepayments	$1,860,506	$3,953,340
Others	261,935	664,411
Total prepayments and other assets	$2,122,441	$4,617,751

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,829,927	1,695,361
Machinery and equipment	1,731,582	1,613,439
Furniture and fixtures	278,578	259,449
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	5,960,442	4,688,604
Less: accumulated depreciation	(3,079,463)	(2,778,113)
Prepayment for purchase of equipment and construction-in-progress	16,100	—
Total	$2,897,079	$1,910,491

Depreciation expenses amounted to $111,568 and $43,199 for the three months ended June 30, 2024 and 2023 respectively, and $199,439 and $78,759 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Note 7 — Leases

The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of June 30, 2024, the Company’s leases have remaining lease terms up to 10.7 years.

The company also purchased an operating lease land from a common control affiliate for manufacturing, which has a remaining lease term up to 48.00 years and can be extended for another 50 years for $1.

For the three months ended June 30, 2024 and 2023, total lease expenses were $702,507 and $690,106, respectively. For the six months ended June 30, 2024 and 2023, total lease expenses were $1,399,020 and $1,352,282, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD

Operating lease right-of-use assets	$13,974,220	$15,203,576
Operating lease liabilities – current	$1,732,944	$1,595,998
Operating lease liabilities – noncurrent	12,526,869	13,674,452
Total operating lease liabilities	$14,259,813	$15,270,450

Information relating to the lease term and discount rate are as follows:

	As of	As of
	June 30, 2024	December 31, 2023

Weighted-average remaining lease term
Operating leases	8.9 years	9.4 years
Weighted-average discount rate
Operating leases	5.7%	5.7%

As of June 30, 2024, the maturities of operating lease liabilities were as follows:

For the 12 months ending June 30,
2025	$2,507,058
2026	2,621,722
2027	2,641,539
2028	2,409,786
2029	2,000,163
Thereafter	6,010,566
Total lease payments	18,190,834
Less: imputed interest	(3,931,021)
Present value of lease liabilities	$14,259,813

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of June 30, 2024, FGI Industries was in compliance with these financial covenants. FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2024.

The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of June 30, 2024, and December 31, 2023 was 8.25% and 8.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $8,197,141 and $6,959,175 as of June 30, 2024, and December 31, 2023, respectively.

HSBC Canada Bank Loan / Foreign Exchange Facility

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,474,453 as of the June 30, 2024 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2024, FGI Canada Ltd. was in compliance with these financial covenants.

Borrowings under this line of credit amounts to $0 as of June 30, 2024, and December 31, 2023. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility with HSBC Canada of up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding $3,000,000.

CTBC Credit Facility

On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounts to $1,495,059 and $0 as of June 30, 2024 and December 31, 2023, respectively.

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

Restricted shares units (“RSU”)

In January 2022, the Company issued 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as of January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of June 30, 2024, 122,500 of these granted RSUs were vested.

In April 2022, the Company issued 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as of April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of June 30, 2024, 6,319 of these granted RSUs were vested.

In May 2022, the Company issued 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2024. The grant date fair value for these RSUs was $198,000 based on the closing share price of $2.26 as of May 11, 2022. If the maximum performance is met, the Company will issue an additional 43,805 RSUs under these awards with a grant date fair value of $99,000. As of June 30, 2024, all RSUs were canceled and none of them were vested.

In May 2022, the Company issued 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as of May 17, 2022. As of June 30, 2024, none of these RSUs were vested.

In March 2023, the Company issued 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as of March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of June 30, 2024, none of these RSUs were vested.

In March 2023, the Company issued 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as of March 29, 2023. As of June 30, 2024, 7,229 of these RSUs were vested.

In March 2024, the Company issued 413,354 RSUs under the 2021 Equity Plan to the Company’s directors, officers and employees. All these awards are subjected to performance conditions through December 31, 2026. The grant date fair value for these RSUs was $620,031 based on the closing share price of $1.50 as of March 22, 2024. If the maximum performance is met, the Company will issue an additional 206,677 RSUs under these awards with a grant date fair value of $310,016. As of June 30, 2024, none of these RSUs were vested.

In April 2024, the Company issued 13,333 RSUs under the 2021 Equity Plan to one of the Company’s employees. This award is subject to performance obligations through December 31, 2024. The grant date fair value for these RSUs was $20,000 based on the closing share price of $1.50 as of April 1, 2024. If the maximum performance is met, the Company will issue an additional 6,667 RSUs under these awards with a grant date fair value of $10,000. As of June 30, 2024, none of these RSUs were vested.

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2023	296,474
Granted	113,984
Vested	(66,111)
Canceled	(87,611)
Non-vested as of December 31, 2023	256,736
Granted	426,687
Vested	(69,938)
Canceled	—
Non-vested as of June 30, 2024	613,485

The following is a summary of the status of restricted shares as of June 30, 2024:

Outstanding Restricted Share
		Average Remaining
Fair Value per share	Number	Amortization Period (Years)
$3.90	61,250	0.58
$2.52	2,430	0.75
$2.20	16,363	0.50
$2.08	96,635	1.75
$2.08	10,120	1.75
$1.50	413,354	2.75
$1.50	13,333	0.50
	613,485

Share options (“Options”)

In March 2022, the Company issued 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of June 30, 2024, 74,060 of these granted options were vested.

In April 2022, the Company issued 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of June 30, 2024, 70,324 of these granted options were vested.

In May 2022, the Company issued 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could result in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of June 30, 2024, 128,213 of these granted options were vested.

In March 2023, the Company issued 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of June 30, 2024, all options were canceled and none of them were vested.

In March 2024, the Company issued 529,635 share options under the 2021 Equity Plan with an exercise price per share of $1.50 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $447,000 determined using the Black-Scholes simplified method at the per option fair value of $0.84. All these options are subjected to performance conditions through December 31, 2024, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of June 30, 2024, none of these granted options were vested.

In April 2024, the Company issued 167,994 share options under the 2021 Equity Plan with an exercise price per share of $1.32 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $126,163 determined using the Black-Scholes simplified method at the per option fair value of $0.75. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of June 30, 2024, none of these granted options were vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant date	Remaining	Average
	Number of	Exercise	Fair	Contractual	Intrinsic
	Options	Price	Value	Term	value
		USD	USD	Years	USD
Share options outstanding at December 31, 2023	380,745	2.54	1.19	9.35	—
Granted	697,629	1.46	0.82	10.00	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Share options outstanding at June 30, 2024	1,078,374	1.84	0.95	9.06	—
Vested and exercisable at June 30, 2024	272,597	2.55	1.20	7.79	—

For the six months ended June 30, 2024 and 2023, the total fair value of options awarded was $573,163 and $201,000, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options

The Company used the Black-Scholes simplified method for the six months ended June 30, 2024 and 2023. The assumptions used to value the options granted to employees were as follows:

	April 2024	March 2024	March 2023

Risk-free interest rate	4.54%	4.21%	3.65%
Expected volatility range	55.32%	55.11%	63.36%
Fair market value per ordinary share as at grant dates	$1.32	$1.50	$2.08

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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Six Months Ended
	June 30,
	2024	2023
	USD	USD
Selling and distribution expenses	$73,916	$62,497
General and administrative expenses	254,174	210,059
Total share-based compensation expenses	$328,090	$272,556

As of June 30, 2024, there was $1,516,494 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.27 years.

Note 11 — Income taxes

The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Income components
United States	$(1,200,966)	$36,944	$(1,840,931)	$(401,898)
Outside United States	879,136	242,983	1,003,531	411,079
Total pre-tax (loss) income	$(321,830)	$279,927	$(837,400)	$9,181
Provision for income taxes
Current
Federal	$34,488	$11,165	$538	$10,624
State	12,554	5,887	8,425	3,133
Foreign	220,834	164,709	329,745	300,797
	267,876	181,761	338,708	314,554
Deferred
Federal	(379,397)	7,888	(417,347)	(92,675)
State	(42,821)	5,785	(53,414)	6,184
Foreign	(144,073)	(3,988)	(144,073)	(3,988)
	(566,291)	9,685	(614,834)	(90,479)
Total provision for income taxes	$(298,415)	$191,446	$(276,126)	$224,075

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Federal statutory rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	4.3	(5.3)
Foreign operations	(1.6)	84.0
Permanent items	(10.6)	2.5
Deferred adjustments	17.9	9.6
Others	2.0	(0.9)
Effective tax rate	33.0%	110.9%

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of	As of
	June 30, 2024	December 31, 2023
	USD	USD

Deferred tax assets
Allowance for credit losses	$52,163	$58,476
Other reserve	57,857	61,371
Accrued expenses	157,981	143,823
Lease liability	1,619,063	1,769,328
Charitable contributions	8,187	8,181
Business interest limitation	378,489	242,862
Net operating loss – federal	623,342	310,099
Net operating loss – state	65,184	27,337
Other	195,104	66,063
Total deferred tax assets	3,157,370	2,687,540
Less: valuation allowance	—	—
Net deferred tax assets	3,157,370	2,687,540
Deferred tax liabilities
Fixed assets	1,561,953	1,728,364
Intangibles	(188,250)	(209,657)
Total deferred tax liabilities	1,373,703	1,518,707
Deferred tax assets, net of deferred tax liabilities	$1,783,667	$1,168,833

The deferred tax assets related to the Company’s net operating losses of $4,040,249 (Federal $2,968,286 and States $1,071,963) and $1,836,077 (Federal $1,476,655 and States $359,422) as of June 30, 2024 and December 31, 2023, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at June 30, 2024 or, December 31, 2023. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

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

Note 12 — Related party transactions and balances

Purchases from a related party – consisted of the following:

		Nature of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Name of Related Party	Relationship	transactions	2024	2023	2024	2023
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$1,177,582	$2,121,969	$2,754,804	$4,969,730
Foremost Worldwide Co., Ltd	An entity under common control	Purchase	2,401,118	427,516	3,954,057	1,080,745
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	7,045	—	24,069	—
Foremost Home Inc.	An entity under common control	Purchase	—	206,143	—	206,143
			$3,585,745	$2,755,628	$6,732,930	$6,256,618

The ending balance of such transactions as of June 30, 2024 and December 31, 2023, are listed of the following:

Prepayments — related parties

	As of	As of
	June 30,	December 31,
Name of Related Party	2024	2023
	USD	USD

Focal Capital Holding Limited	$11,658,181	$6,658,498
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	15,917	9,181
	$11,674,098	$6,667,679

Accounts Payables — related parties

	As of	As of
	June 30,	December 31,
Name of Related Party	2024	2023
	USD	USD

Foremost Worldwide Co., Ltd	$1,016,263	$735,308
	$1,016,263	$735,308

Shared Service and Miscellaneous expenses – related party

FGI Industries, Inc. is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $187,050 and $232,367 for the three months ended June 30, 2024 and 2023, respectively, and $362,962 and $476,981 for the six months ended June 30, 2024 and 2023, respectively, which were booked under selling and distribution expenses and administration expenses.

FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $60,682 and $75,898 for the three months ended June 30, 2024 and 2023, respectively, and $134,596 and $145,242 for the six months ended June 30, 2024 and 2023, respectively.

Other Payables (Receivables) — related parties

			As of	As of
		Nature of	June 30,	December 31,
Name of Related Party	Relationship	transactions	2024	2023
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	1,853,015	1,183,612
Foremost Worldwide Co., Ltd	An entity under common control	Shared services and Miscellaneous expenses	266,176	(251,008)
Focal Capital Holding Limited	An entity under common control	Shared services and Miscellaneous expenses	12,756	—
F.P.Z. Furniture (Cambodia) Co., Ltd	An entity under common control	Shared services and Miscellaneous expenses	(124,938)	—
			$2,007,009	$932,604

Loan guarantee by a related party

Liang Chou Chen holds approximately 49.89% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.

Note 13 — Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD 100,000 (approximately USD 73,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2024, a cash balance of CAD 1,398,717 (USD 1,020,961) was maintained at financial institutions in Canada, of which CAD 1,198,717 (USD 874,976) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD 92,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2024, an aggregated cash balance of USD 544,840 was maintained at financial institutions in Taiwan, of which USD 355,481 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR 100,000 (approximately USD 107,000) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2024, cash balance of EUR 355,524 (USD 380,565) was maintained at financial institutions in Europe, of which EUR 255,524 (USD 273,521) was subject to credit risk. As of June 30, 2024, cash balance of USD 112,587 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk

For the three months ended June 30, 2024, two customers accounted for 18.4% and 17.2% of the Company’s total revenue, respectively. For the three months ended June 30, 2023, three customers accounted for 18.3%, 16.7% and 11.4% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, three customers accounted for 17.8% and 16.3% of the Company’s total revenue, respectively. For the six months ended June 30, 2023, two customers accounted for 19.1% and 17.7% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, two customers accounted for 28.4% and 10.5% of the total balance of accounts receivable, respectively. As of December 31, 2023, four customers accounted for 27.2%, 19.0%, 12.0% and 11.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2024 and December 31, 2023.

Vendor concentration risk

For the three months ended June 30, 2024, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) and another vendor accounted for 57.0% and 11.9% of the Company’s total purchases, respectively. For the three months ended June 30, 2023, Huida and another vendor accounted for 55.2% and 10.2% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 54.6% of the Company’s total purchases. For the six months ended June 30, 2023, Huida and another vendor accounted for 53.4% and 13.3% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, Huida accounted for 81.1% of the total balance of accounts payable. As of December 31, 2023, Huida accounted for 71.4% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of June 30, 2024 and December 31, 2023.

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

Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:

●	Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat Shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2024.
●	“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in our BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. We recently announced that we entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will continue to market this technology as FlushGuard Overflow Technology. During the fourth quarter of 2023, we were awarded product placements at several large customers, including two of the largest commercial distributors in North America. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe and the UK.
●	Enhanced margin performance. We generated gross margin of 30.5% in the second quarter of 2024, up from 27.4% in the same period last year, owing to the ongoing shift to higher margin products. For the full year 2023, gross margin was 27.4%, up nearly 800 basis points from the 19.5% gross margin generated in 2022. During the remainder of 2024, we expect gross margins to remain consistent with those generated during fiscal year 2023, with operating margin improvement driven by volume leverage and sales of higher margin products.
●	Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $17.4 million as of June 30, 2024, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
●	Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in

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

Recent Trends and Developments

Due to ongoing market conditions, we are experiencing, and may continue to experience, lower market demand for certain of our products, particularly in our bath furniture category, as weak demand, customer destock and inventory corrections have had a negative impact on our net sales. As previously noted, we also began experiencing supply chain disruptions and inflationary pressures, which affected operating margins beginning in late 2022. However, we adopted several productivity and pricing measures to offset these headwinds and began to see resumed margin expansion in the second half of 2023, which has largely continued through the second quarter of 2024. The industry outlook remains relatively flat overall with our customers forecasting minimal growth in 2024.

Results of Operations

The following table summarizes the results of our operations for the three and six months ended June 30, 2024 and 2023 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Six Months Ended June 30, 2024 and 2023

	For the Three Months Ended
	June 30,		Change
	2024	2023	Amount		Percentage
	USD	USD	USD		%
Revenue	$29,370,949	$29,189,913	$181,036		0.6
Cost of revenue	20,407,647	21,179,511	(771,864)		(3.6)
Gross profit	8,963,302	8,010,402	952,900		11.9
Selling and distribution expenses	6,260,847	4,800,518	1,460,329		30.4
General and administrative expenses	2,622,020	2,252,503	369,517		16.4
Research and development expenses	530,797	377,106	153,691		40.8
Income from operations	(450,362)	580,275	(1,030,637)		(177.6)
Operating margins	(1.5)%	2.0%	(350)	bps
Total other income (expenses), net	128,532	(300,348)	428,880		142.8
Benefit of (provision for) income taxes	(298,415)	191,446	(489,861)		(255.9)
Net (loss) income	(23,415)	88,481	(111,896)		(126.5)
Net income attributable to FGI Industries Ltd. shareholders	163,565	88,481	75,084		84.9
Adjusted (loss) income from operations(1)	(328,873)	701,762	(1,030,635)		(146.9)
Adjusted operating margins(1)	(1.1)%	2.4%	(350)	bps	—
Adjusted net income(1)	$75,113	$187,007	$(111,894)		(59.8)

	For the Six Months Ended
	June 30,		Change
	2024	2023	Amount		Percentage
	USD	USD	USD		%
Revenue	$60,124,468	$56,352,179	$3,772,289		6.7
Cost of revenue	42,747,683	41,139,619	1,608,064		3.9
Gross profit	17,376,785	15,212,560	2,164,225		14.2
Selling and distribution expenses	12,391,733	9,511,607	2,880,126		30.3
General and administrative expenses	4,904,878	4,394,748	510,130		11.6
Research and development expenses	851,470	728,857	122,613		16.8
(Loss) income from operations	(771,296)	577,348	(1,348,644)		(233.6)
Operating margins	(1.3)%	1.0%	(230)	bps	—
Total other expenses, net	(66,104)	(568,167)	502,063		(88.4)
Benefit of (provision for) income taxes	(276,126)	224,075	(500,201)		(223.2)
Net loss	(561,274)	(214,894)	(346,380)		161.2
Net loss attributable to FGI Industries Ltd. shareholders	(248,624)	(214,894)	(33,730)		15.7
Adjusted (loss) income from operations(1)	(528,318)	870,326	(1,398,644)		(160.7)
Adjusted operating margins(1)	(0.9)%	1.5%	(240)	bps	—
Adjusted net (loss) income(1)	$(364,219)	$22,711	$(386,930)		(1,703.7)
(1)	See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

Revenue

Our revenue increased by $0.2 million, or 0.6%, to $29.4 million for the three months ended June 30, 2024, from $29.2 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, our revenue increased by $3.8 million, or 6.7%, to $60.1 million from $56.4 million for the same period last year. The increase in our revenue was primarily driven by increases in Sanitaryware and Shower System sales, partially offset by decreased sales of Bath Furniture.

Revenue categories by product are summarized as follow:

	For the Three Months Ended June 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$17,334,714	59.0	$18,816,220	64.5	(7.9)
Bath Furniture	4,031,120	13.7	4,813,239	16.5	(16.2)
Shower System	5,889,847	20.1	4,286,672	14.7	37.4
Other	2,115,268	7.2	1,273,782	4.3	66.1
Total	$29,370,949	100.0	$29,189,913	100.0	0.6

	For the Six Months Ended June 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$37,852,276	63.0	$34,170,766	60.6	10.8
Bath Furniture	7,120,331	11.8	9,779,897	17.4	(27.2)
Shower System	11,650,716	19.4	9,317,229	16.5	25.0
Other	3,501,145	5.8	3,084,287	5.5	13.5
Total	$60,124,468	100.0	$56,352,179	100.0	6.7

We derive the majority of our revenue from sales of Sanitaryware, which accounted for 59.0% and 63.0% of our total revenue for the three and six months ended June 30, 2024, compared to 64.5% and 60.6% for the comparable periods of 2023. Revenue generated from the sales of Sanitaryware decreased by 7.9% to $17.3 million for the three months ended June 30, 2024 from $18.8 million for same period of 2023. For the six months ended June 30, 2024, these revenue increased by 10.8% to $37.9 million from $34.2 million for the same period of 2023. The decrease in revenue for the three months ended June 30, 2024 was due, in part, by our transition to a new enterprise software system and ocean freight disruptions, which resulted in delayed shipments.

Our revenue from Bath Furniture sales accounted for 13.7% and 11.8% of our total revenue for the three and six months ended June 30, 2024, compared to 16.5% and 17.4% for the comparable periods of 2023. Bath Furniture sales decreased by 16.2% to $4.0 million for the three months ended June 30, 2024, compared to $4.8 million for the same period of 2023. For the six months ended June 30, 2024, revenue from Bath Furniture sales decreased by 27.2% to $7.1 million from $9.8 million for the same period of 2023. The bath furniture market continues to be impacted by weak demand and a trade down to lower priced offerings. In response, we are launching mid-tier products to better address the current demand environment.

Revenue from sales of Shower Systems made up approximately 20.1% and 19.4% of our total revenue for the three and six months ended June 30, 2024, compared to 14.7% and 16.5% for the comparable periods of 2023. Revenue from sales of Shower Systems increased by 37.4% to $5.9 million for the three months ended June 30, 2024, compared to $4.3 million for the comparable period of 2023. For the six months ended June 30, 2024, revenue from sales of Shower Systems increased by 25.0% to $11.7 million from $9.3 million for the same period of 2023. Demand trends have remained steady and our recently launched programs had a positive impact during the first quarter. These new programs include the online shower door program with a large Canadian retailer, as well as the new shower wall systems roll-out at up to 300 locations of a large U.S. retailer with initial shipments that began in December 2023.

Our revenue from sales of other products (custom kitchen cabinetry and other small offerings) increased by 66.1% to $2.1 million for the three months ended June 30, 2024, compared to $1.3 million for the same period of 2023. For the six months ended June 30, 2024, other revenue increased by 13.5% to $3.5 million from $3.1 million for the same period of 2023. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.

Revenue Categories by Geographic Location

We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended June 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
United States	$18,039,583	61.4	$19,033,168	65.2	(5.2)
Canada	8,593,329	29.3	7,517,459	25.8	14.3
Europe	2,659,858	9.1	2,639,286	9.0	0.8
Rest of World	78,179	0.3	—	—	—
Total	$29,370,949	100.0	$29,189,913	100.0	0.6

	For the Six Months Ended June 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
United States	$37,637,488	62.6	$36,565,294	64.9	2.9
Canada	16,474,410	27.4	14,038,444	24.9	17.4
Europe	5,855,046	9.7	5,748,441	10.2	1.9
Rest of World	157,524	0.3	—	—	—
Total	$60,124,468	100.0	$56,352,179	100.0	6.7

We generated the majority of our revenue in the United States market, which amounted to $18.0 million for the three months ended June 30, 2024, compared to $19.0 million for the three months ended June 30, 2023, representing a 5.2% decrease for the three-month periods. For the six months ended June 30, 2024, however, revenue from United States market increased by 2.9% to $37.6 million, compared to $36.6 million for the same period of 2023. Such revenue accounted for 61.4% and 62.6% of our total revenue for the three and six months ended June 30, 2024, respectively, compared to 65.2% and 64.9% for the three and six months ended June 30, 2023, respectively. The decrease in revenue for the three months ended June 30, 2024 was due, in part, by our transition to a new enterprise software system and ocean freight disruptions, which resulted in delayed shipments.

Our second largest market is Canada. Our revenue generated in the Canadian market were $8.6 million for the three months ended June 30, 2024, compared to $7.5 million for the three months ended June 30, 2023, representing a 14.3% increase. For the six months ended June 30, 2024, revenue from Canadian market increased by 17.4% to $16.5 million, compared to $14.0 million for the same period in 2023. The increased sales in the Canada market were primarily driven by the recovery of pro channel in our Sanitary category.

We also derive a small portion of our revenue from Europe, which consists primarily of sales in Germany. This amounted to $2.7 million and $5.9 million for the three and six months ended June 30, 2024, compared to $2.6 million and $5.7 million for the three and six months ended June 30, 2023, representing a 0.8% and 1.9% increase for the three-month and six-month periods, respectively. The sales in this market remained relatively stable.

Gross Profit

Gross profit was $9.0 million and $17.4 million for the three and six months ended June 30, 2024, an increase of 11.9% and 14.2% compared to the same periods of 2023. Gross profit margin improved to 30.5% and 28.9% for the three and six months ended June 30, 2024, up 310 and 190 basis points from 27.4% and 27.0% for the three and six months ended June 30, 2023, respectively. Gross margins continue to benefit from a shift in revenue mix towards higher-margin products and lower logistics costs.

Operating Expenses

Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $1.5 million, or 30.4%, to $6.3 million for the three months ended June 30, 2024, from $4.8 million for the three months ended June 30, 2023, and increased by $2.9 million, or 30.3%, to $12.4 million for the six months ended June 30, 2024, from $9.5 million for the six months ended June 30, 2023. The increase in selling and distribution expenses was largely attributable to increased personnel costs, marketing and promotion expenses and warehouse expenses as a result of inflation and our initiatives to drive sales growth.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.4 million, or 16.4%, to $2.6 million for the three months ended June 30, 2024, from $2.3 million for the three months ended June 30, 2023, and increased by $0.5 million, or 11.6%, to $4.9 million for the six months ended June 30, 2024, from $4.4 million for the six months ended June 30, 2023. The increase was primarily attributable to inflation and expenses incurred in connection with newly formed subsidiaries.

Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Other Income (Expenses)

Other income (expenses) represents interest income and expenses, as well as non-recurring non-operating gains and losses. Other expenses, net decreased as a result of proceeds received from a settlement agreement and gains from foreign currency transactions.

Provision for Income Taxes

We recorded benefit of income taxes of approximately $0.3 million for the three and six months ended June 30, 2024, and income tax expenses $0.2 million for the three and six months ended June 30, 2023. The benefit was primarily driven by the net operating losses incurred for the three and six months ended June 30, 2024.

Net (Loss) Income

Our net loss increased by $0.1 million and $0.3 million, to approximately $23,000 and $0.6 million for the three and six months ended June 30, 2024, from $0.1 million of net income and $0.2 million of net loss for the three and six months ended June 30, 2023, respectively. These changes had resulted from the combination of the changes discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of June 30, 2024, we had cash and working capital of $1.3 million and $13.5 million, respectively. During the six months ended June 30, 2024, we drew an aggregate of approximately $2.7 million on the Credit Agreement and CTBC Credit Line for working capital replenishment.

We believe our revenue and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations well into the foreseeable future. However, we may need additional cash resources in the future if we experience changes in business conditions or other developments, such as rising interest rates, inflation and increased costs, and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. For example, from time to time we may provide loans or other operational support to Foremost to assist Foremost in capital expenditures or other efforts related to the manufacturing services that Foremost provides to us, which could limit the assets available for other corporate purposes or require additional resources. If it is determined that the cash requirements exceed our amount of cash on hand, we may seek to issue debt or equity securities, and there can be no assurances that additional financing will be available on acceptable term, if at all.

As of June 30, 2024, FGI’s total outstanding debt consisted of the Credit Agreement with East West Bank and the CTBC Credit Line with CTBC Bank (each discussed below).

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

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended June 30, 2021 and thereafter, on consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on consolidated basis. As of June 30, 2023, FGI Industries was in compliance with this financial covenant. As described in Item 1. Note 8, FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2024.

The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of June 30, 2024 and December 31, 2023 was 8.25% and 8.25%, respectively.

Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $8,197,141 and $6,959,175 as of June 30, 2024, and December 31, 2023, respectively.

HSBC Canada Bank Loan

FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD $7,500,000 (US $5,474,453 as of the June 30, 2024 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2024, FGI Canada Ltd. was in compliance with this financial covenant.

Borrowings under this line of credit amounts to $0 as of June 30, 2024 and December 31, 2023. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.

FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of US $3,000,000. The advances are available to purchase foreign exchange forward contacts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.

CTBC Credit Facility

On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounts to $1,495,059 and $0 as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the key components of our cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023
	USD	USD
Net cash used in operating activities	$(7,127,778)	$(511,193)
Net cash used in investing activities	(1,859,419)	(732,203)
Net cash provided by (used in) financing activities	2,733,024	(1,931,372)
Effect of exchange rate fluctuation on cash	(215,976)	2,102
Net changes in cash	(6,470,149)	(3,172,666)
Cash, beginning of period	7,777,241	10,067,428
Cash, end of period	$1,307,092	$6,894,762

Operating Activities

Net cash used in operating activities was approximately $7.1 million for the six months ended June 30, 2024 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $6.1 million, an increase in inventories of approximately $2.9 million, an increase in accounts receivable of approximately $1.9 million, a decrease in operating lease liabilities of approximately $1.0 million, an increase in other noncurrent assets of approximately $0.5 million, and a decrease in income tax payable of approximately $0.4 million. These drivers were partially offset by non-cash items of $1.5 million, an increase in accounts payable of approximately $2.8 million, and a decrease in prepayments and other current assets of approximately $1.5 million.

Net cash used in operating activities was approximately $0.5 million for the six months ended June 30, 2023 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $3.0 million, a decrease in accounts payable of approximately $1.9 million, an increase in prepayments and other current assets of approximately $1.1 million, a decrease in operating lease liabilities of approximately $0.6 million, and net income for the six months of approximately $0.2 million. These drivers were partially offset by a decrease in inventories of approximately $3.5 million, an increase in accounts payable-related parties of approximately $1.2 million, a decrease in accounts receivable of approximately $0.3 million, a decrease in other noncurrent assets of approximately $0.3 million, an increase in accrued expenses and other current liabilities of approximately $0.2 million, and an increase in income taxes payable of approximately $0.1 million.

Investing Activities

Net cash used in investing activities was $1.9 million and $0.7 million for the six months ended June 30, 2024, and 2023, respectively, which was attributable to the purchases of property and equipment and intangible assets.

Financing Activities

Net cash provided by financing activities was approximately $2.7 million for the six months ended June 30, 2024, which represents net proceeds from bank loans.

Net cash used in financing activities was approximately $1.9 million for the six months ended June 30, 2023, which represents net repayment of bank loans.

Commitments and Contingencies

Capital Expenditures

Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $1.9 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2024.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Loss) income from operations	$(450,362)	$580,275	$(771,296)	$577,348
Adjustments:
Non-recurring IPO-related stock-based compensation	59,719	59,719	119,438	119,438
IPO and arbitration legal fee	—	—	—	50,000
Business expansion expense	61,770	61,768	123,540	123,540
Adjusted (loss) income from operations	(328,873)	701,762	(528,318)	870,326
Revenue	$29,370,949	$29,189,913	$60,124,468	$56,352,179
Adjusted operating margins	(1.1)%	2.4%	(0.9)%	1.5%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$(23,415)	$88,481	$(561,274)	$(214,894)
Adjustments:
Non-recurring IPO-related stock-based compensation	59,719	59,719	119,438	119,438
IPO and arbitration legal fee	—	—	—	50,000
Business expansion expense	61,770	61,768	123,540	123,540
Total	98,074	209,968	(318,296)	78,084
Tax impact of adjustment at 18.9% effective rate	(22,961)	(22,961)	(45,923)	(55,373)
Adjusted net income (loss)	$75,113	$187,007	$(364,219)	$22,711

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weakness in our internal control over financial reporting described below.

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

Management’s Remediation Initiatives

As of June 30, 2024, and through the date of this filing we are in the process of implementing segregation of duties and are determining further initiatives to undertake in order to remediate this remaining material weakness and anticipate that these initiatives will be implemented by the end of fiscal year 2024.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ayers Bath Litigation

As previously disclosed, FGI Industries (formerly known as Foremost Groups, Inc.) (“FGI USA”), our wholly-owned subsidiary, was involved in litigation arising from its efforts to protect an exclusivity agreement with sanitaryware manufacturer Tangshan Huida Ceramic Group Co., Ltd. (“Huida”) through the second quarter of 2024. In June 2024, the parties entered into a settlement agreement with a mutual release of all claims related to the litigation. The settlement amount is reflected in other income (expenses), net.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023, includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

If we fail to meet Nasdaq’s continued listing requirements, it could result in a delisting of our ordinary shares.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Under the Nasdaq Marketplace Rules, if the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2). If we receive such a notice, pursuant to Marketplace Rule 5810(c)(3)(A), we may become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2).

The per share price of our ordinary shares has fluctuated significantly and has been below $1.00 per share. Our stock price may not close at or above $1.00 per share and if the price remains below $1.00 per share, our stock could become subject to delisting. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Trading Plans

During the six months ended June 30, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2024

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)