Form 10-Q
period 2024-09-30
FGI Industries Ltd.
filed 2024-11-13
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-41207
_____________________________________________
FGI Industries Ltd.
(Exact name of registrant as specified in its charter)
_____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock on November 5, 2024 was 9,563,914.

		Page

Special Note Regarding Forward-Looking Statements		3

General		4

PART I- FINANCIAL INFORMATION		5

Item 1.	Financial Statements.	5

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023 (Audited).	6

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023.	7

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023.	8

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023.	9

	Notes to Unaudited Condensed Consolidated Financial Statements.	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4.	Controls and Procedures.	44

PART II- OTHER INFORMATION		45

Item 1.	Legal Proceedings.	45

Item 1A.	Risk Factors.	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46

Item 3.	Defaults Upon Senior Securities.	46

Item 4.	Mine Safety Disclosures.	46

Item 5.	Other Information.	46

Item 6.	Exhibits.	47

SIGNATURES		48
_________________________________________________

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. We have based these forward- looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Risks and uncertainties that could cause our actual results to differ from those expressed in, or implied by, our forward- looking statements include, but are not limited to:
•the levels of residential repair and remodel activity, and to a lesser extent, new home construction;
•the effects of inflationary pressures, financial market uncertainty and rising interest rates on the demand for our products, our costs and our ability to access capital;
•our ability to maintain our strong brands and reputation and to develop innovative products;
•our ability to maintain our competitive position in our industries;
•our reliance on key suppliers and customers;
•the occurrence of public health emergencies, such as the COVID-19 pandemic, including the impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
•the cost and availability of materials and the imposition of tariffs;
•risks associated with our international operations and global strategies;
•our ability to achieve the anticipated benefits of our strategic initiatives;
•our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
•our ability to obtain additional capital to finance our planned operations and to maintain our listing on Nasdaq;
•risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology;
•our ability to attract, develop and retain talented and diverse personnel;
•our ability to obtain additional capital to finance our planned operations;
•regulatory developments in the United States and internationally;
•our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023 (Audited)	6

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023	7

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023	8

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	9

Notes to Unaudited Condensed Consolidated Financial Statements	11-34

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of December 31, 2023
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,044,662	$7,777,241
Accounts receivable, net	19,009,238	16,195,543
Inventories, net	13,785,509	9,923,852
Prepayments and other current assets	2,590,207	4,617,751
Prepayments and other receivables – related parties	13,969,963	7,600,283
Total current assets	52,399,579	46,114,670

PROPERTY AND EQUIPMENT, NET	2,957,231	1,910,491

OTHER ASSETS
Intangible assets	1,927,330	102,227
Operating lease right-of-use assets, net	13,488,342	15,203,576
Deferred tax assets, net	2,019,657	1,168,833
Other noncurrent assets	1,872,787	1,245,133
Total other assets	19,308,116	17,719,769
Total assets	$74,664,926	$65,744,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$12,485,497	$6,959,175
Accounts payable	20,228,128	14,524,607
Accounts payable – related parties	5,053	735,308
Income tax payable	64,750	189,119
Operating lease liabilities – current	1,785,996	1,595,998
Accrued expenses and other current liabilities	5,134,193	4,039,499
Total current liabilities	39,703,617	28,043,706

OTHER LIABILITIES
Operating lease liabilities – noncurrent	12,057,751	13,674,452
Total liabilities	51,761,368	41,718,158

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,563,914 and 9,547,607 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	956	955
Additional paid-in capital	21,414,428	20,877,832
Retained earnings	3,614,763	4,413,524
Accumulated other comprehensive loss	(1,511,788)	(1,111,499)
FGI Industries Ltd. shareholders’ equity	23,518,359	24,180,812
Non-controlling interests	(614,801)	(154,040)
Total shareholders’ equity	22,903,558	24,026,772
Total liabilities and shareholders’ equity	$74,664,926	$65,744,930
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Revenue	$36,099,179	$29,932,612	$96,223,647	$86,284,791

Cost of revenue	26,790,957	22,103,325	69,538,640	63,242,944

Gross profit	9,308,222	7,829,287	26,685,007	23,041,847

Operating expenses
Selling and distribution	6,284,932	4,572,593	18,676,665	14,084,200
General and administrative	2,637,141	2,351,307	7,542,019	6,746,055
Research and development	451,975	423,697	1,303,445	1,152,554
Total operating expenses	9,374,048	7,347,597	27,522,129	21,982,809

(Loss) income from operations	(65,826)	481,690	(837,122)	1,059,038

Other income (expenses)
Interest income	584	1,102	5,251	6,524
Interest expense	(366,420)	(16,382)	(893,721)	(559,730)
Other income, net	951	49,598	457,481	19,357
Total other (expenses) income, net	(364,885)	34,318	(430,989)	(533,849)

(Loss) income before income taxes	(430,711)	516,008	(1,268,111)	525,189

Provision for (benefit of) income taxes
Current	518,585	225,127	857,293	539,681
Deferred	(251,048)	(52,611)	(865,882)	(143,090)
Total provision for (benefit of) income taxes	267,537	172,516	(8,589)	396,591

Net (loss) income	(698,248)	343,492	(1,259,522)	128,598
Less: net loss attributable to non-controlling shareholders	(148,111)	(66,043)	(460,761)	(66,043)
Net (loss) income attributable to FGI Industries Ltd. shareholders	(550,137)	409,535	(798,761)	194,641

Other comprehensive income (loss)
Foreign currency translation adjustment	47,269	(44,497)	(400,289)	(19,501)

Comprehensive (loss) income	(650,979)	298,995	(1,659,811)	109,097
Less: comprehensive loss attributable to non-controlling shareholders	(148,111)	(66,043)	(460,761)	(66,043)
Comprehensive (loss) income attributable to FGI Industries Ltd. shareholders	$(502,868)	$365,038	$(1,199,050)	$175,140

Weighted average number of ordinary shares
Basic	9,563,914	9,500,000	9,565,587	9,500,000
Diluted	9,563,914	9,786,522	9,565,587	9,822,847

(Loss) earnings per share
Basic	$(0.06)	$0.04	$(0.08)	$0.02
Diluted	$(0.06)	$0.04	$(0.08)	$0.02
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Preference Shares		Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total FGI Industries Ltd. Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	9,547,607	$955	$20,877,832	$4,413,524	$(1,111,499)	$24,180,812	$(154,040)	$24,026,772
Share-based compensation	—	—	—	—	119,586	—	—	119,586	—	119,586
Net loss	—	—	—	—	—	(412,189)	—	(412,189)	(125,670)	(537,859)
Foreign currency translation adjustments	—	—	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Balance at March 31, 2024	—	$—	9,547,607	$955	$20,997,418	$4,001,335	$(1,134,077)	$23,865,631	$(279,710)	$23,585,921
Share-based compensation	—	—	16,307	1	208,504	—	—	208,505	—	208,505
Net income (loss)	—	—	—	—	—	163,565	—	163,565	(186,980)	(23,415)
Foreign currency translation adjustments	—	—	—	—	—	—	(424,980)	(424,980)	—	(424,980)
Balance at June 30, 2024	—	$—	9,563,914	$956	$21,205,922	$4,164,900	$(1,559,057)	$23,812,721	$(466,690)	$23,346,031
Share-based compensation	—	—	—	—	208,506	—	—	208,506	—	208,506
Net loss	—	—	—	—	—	(550,137)	—	(550,137)	(148,111)	(698,248)
Foreign currency translation adjustments	—	—	—	—	—	—	47,269	47,269	—	47,269
Balance at September 30, 2024	—	$—	9,563,914	$956	$21,414,428	$3,614,763	$(1,511,788)	$23,518,359	$(614,801)	$22,903,558

	Preference Shares		Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total FGI Industries Ltd. Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	9,500,000	$950	$20,459,859	$3,679,920	$(1,396,319)	$22,744,410	$—	$22,744,410
Share-based compensation	—	—	—	—	119,721	—	—	119,721	—	119,721
Net loss	—	—	—	—	—	(303,375)	—	(303,375)	—	(303,375)
Foreign currency translation adjustments	—	—	—	—	—	—	20,099	20,099	—	20,099
Balance at March 31, 2023	—	$—	9,500,000	$950	$20,579,580	$3,376,545	$(1,376,220)	$22,580,855	$—	$22,580,855
Share-based compensation	—	—	—	—	152,835	—	—	152,835	—	152,835
Net income	—	—	—	—	—	88,481	—	88,481	—	88,481
Foreign currency translation adjustments	—	—	—	—	—	—	4,897	4,897	—	4,897
Balance at June 30, 2023	—	$—	9,500,000	$950	$20,732,415	$3,465,026	$(1,371,323)	$22,827,068	$—	$22,827,068
Share-based compensation	—	—	—	—	59,337	—	—	59,337	—	59,337
Net income (loss)	—	—	—	—	—	409,535	—	409,535	(66,043)	343,492
Foreign currency translation adjustments	—	—	—	—	—	—	(44,497)	(44,497)	—	(44,497)
Balance at September 30, 2023	—	$—	9,500,000	$950	$20,791,752	$3,874,561	$(1,415,820)	$23,251,443	$(66,043)	$23,185,400
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,259,522)	$128,598
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	324,683	135,256
Amortization	1,818,366	1,247,096
Share-based compensation	536,597	331,893
Provision for credit losses	79,762	31,324
Provision for defective return	489,975	(710,643)
Foreign exchange transaction loss	(225,317)	(23,875)
Deferred income tax benefit	(850,825)	(143,090)
Changes in operating assets and liabilities
Accounts receivable	(3,792,409)	(1,627,547)
Inventories	(3,861,657)	3,658,593
Prepayments and other current assets	785,879	(1,250,806)
Prepayments and other receivables – related parties	(5,960,704)	(5,360,839)
Other noncurrent assets	(627,654)	568,820
Income taxes	(124,369)	188,964
Accounts payable	5,703,521	(666,122)
Accounts payable - related parties	(730,254)	2,381,322
Operating lease liabilities	(1,443,510)	(946,208)
Accrued expenses and other current liabilities	1,094,693	70,300
Net cash used in operating activities	(8,042,745)	(1,986,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,374,500)	(274,971)
Purchase of intangible assets	(669,764)	(608,083)
Net cash used in investing activities	(2,044,264)	(883,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	5,526,322	(1,832,849)
Net cash provided by (used in) financing activities	5,526,322	(1,832,849)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(171,892)	5,386

NET CHANGES IN CASH	(4,732,579)	(4,697,481)
CASH, BEGINNING OF PERIOD	7,777,241	10,067,428
CASH, END OF PERIOD	$3,044,662	$5,369,947

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(881,759)	$(560,314)
Cash paid during the period for income taxes	$(961,890)	$(350,500)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on Right-of-use assets	$(16,807)	$(7,644,734)
Acquisition of intangible asset partially through prior period advanced payment	$(1,241,664)	$—
_________________________________________________
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
The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries Inc.	•A New Jersey corporation	100% owned by FGI
(formerly named Foremost Groups, Inc.)	•Incorporated on January 5, 1988
•Sales and distribution in the United States
FGI Europe Investment Limited	•A British Virgin Islands holding company	100% owned by FGI
•Incorporated on January 1, 2007
FGI International, Limited	•A Hong Kong company	100% owned by FGI
•Incorporated on June 2, 2021
•Sales, sourcing and product development
FGI Canada Ltd.	•A Canadian company	100% owned by FGI Industries Inc.
•Incorporated on October 17, 1997
•Sales and distribution in Canada
FGI Germany GmbH & Co. KG	•A German company	100% owned by FGI Europe Investment Limited
•Incorporated on January 24, 2013
•Sales and distribution in Germany
FGI China, Ltd.	•A PRC limited liability company	100% owned by FGI International, Limited
•Incorporated on August 19, 2021
•Sourcing and product development
FGI United Kingdom Ltd	•An UK company	100% owned by FGI Europe Investment Limited
•Incorporated on December 10, 2021
•Sales and distribution in UK
FGI Australasia Pty Ltd	•An Australian company	100% owned by FGI
•Incorporated on September 8, 2022
•Sales and distribution in Australia
Covered Bridge Cabinetry Manufacturing Co., Ltd	•A Cambodian company	100% owned by FGI
•Incorporated on April 21, 2022
•Manufacturing in Cambodia

Isla Porter LLC	•A New Jersey company	60% owned by FGI Industries Inc.
•Formed on June 2, 2023
•Sales and distribution in the United States
FGI Industries India Private Limited	•An Indian company	100% owned by FGI
•Incorporated on June 11, 2024
•Sales and distribution in India
Reorganization
On January 27, 2022, the following reorganization steps were collectively completed: (i) the incorporation of FGI International, Limited (“FGI International”) and FGI China, Ltd., (ii) FGI Industries Inc. (formerly Foremost Groups, Inc.) (“FGI Industries”), which operates the kitchen and bath (“K&B”) sales and distribution business in the United States and, through its wholly-owned Canadian subsidiary, Foremost International Limited, in Canada, distributed 100% of the outstanding shares of stock of Foremost Kingbetter Food Equipment Inc. (“FKB”), which operates a separate furniture line of business, to Foremost Groups Ltd. (“Foremost”), FGI Industries’ sole shareholder; (iii) Foremost contributed the FKB shares to Foremost Home Inc. (“FHI”), a newly-formed wholly-owned subsidiary of Foremost; and (iv) Foremost contributed 100% of the outstanding shares of stock of each of FGI Industries, FGI Europe Investment Limited (“FGI Europe”), which, directly and, through its wholly-owned German subsidiary, FGI Germany GmbH & Co., operates the K&B sales and distribution business in Europe, and FGI International, which, directly and through its wholly-owned Chinese subsidiary, FGI China, Ltd., operates the K&B sales and distribution business in the remainder of the world, K&B product development and sourcing of K&B products in China, to the Company (collectively, the “Reorganization”), such that, immediately following the Reorganization, (x) Foremost owns 100% of the equity interests in each of the Company and FHI, (y) the Company owns 100% of the equity interests in each of FGI Industries, FGI Europe and FGI International, which collectively, and through subsidiaries, operate the K&B business worldwide (the “K&B Business”), and (z) FHI owns 100% of the equity interests in FKB.
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
Since December 2023, the books and records of FHI have been completely separated from FGI Industries. The following table sets forth the revenue, cost of revenue and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for the three and nine months ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Revenue	$—	$—	$—	$991,919
Cost of revenue	—	—	—	(768,065)
Gross profit	—	—	—	223,854
Selling and distribution expenses	—	—	—	45,979
General and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Income from operations	$—	$—	$—	$269,833
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
Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of September 30, 2024, the Company had approximately $3.0 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.
If the Company is unable to realize its assets within the normal operating cycle of a twelve (12) month period, the Company may have to consider supplementing its available sources of funds through the following sources:
•other available sources of financing from other banks and financial institutions;
•sales of additional securities to the public or other investors; and
•financial support from the Company’s shareholders.
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
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.9939 and 7.1006 as of September 30, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 7.2080 and 7.2414 for the three months ended September 30, 2024 and 2023, respectively, and 7.2111 and 7.0384 for the nine months ended September 30, 2024 and 2023, respectively.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3700 and 1.3246 as of September 30, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 1.3700 and 1.3541 for the three months ended September 30, 2024 and 2023, respectively, and 1.3448 and 1.3541 for the nine months ended September 30, 2024 and 2023, respectively.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8956 and 0.9059 as of September 30, 2024 and December 31, 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period, which was 0.9207 and 0.9143 for the three months ended September 30, 2024 and 2023, respectively, and 0.9220 and 0.9227 for the nine months ended September 30, 2024 and 2023, respectively.

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
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.
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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.
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
The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels of the fair value hierarchy are as follows:
•Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Revenue by product line
Sanitaryware	$21,451,387	$20,740,380	$59,303,663	$54,949,082
Bath Furniture	4,162,291	2,531,430	11,282,623	12,304,688
Shower System	7,143,283	4,931,437	18,793,999	14,248,679
Others	3,342,218	1,729,365	6,843,362	4,782,342
Total	$36,099,179	$29,932,612	$96,223,647	$86,284,791

	Total Revenue				Total Assets
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of September 30,	As of December 31,
	2024	2023	2024	2023	2024	2023
	USD	USD	USD	USD	USD	USD

Revenue/ total assets by geographic location
United States	$22,195,976	$18,356,278	$59,833,465	$54,921,572	$48,881,570	$38,401,665
Canada	9,916,907	9,081,571	26,391,317	23,120,014	15,049,656	17,850,709
Europe	3,418,826	2,460,762	9,273,872	8,209,204	1,176,616	528,068
Rest of World	567,470	34,001	724,993	34,001	9,557,084	8,964,488
Total	$36,099,179	$29,932,612	$96,223,647	$86,284,791	$74,664,926	$65,744,930

Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended September 30, 2024 and 2023, shipping and handling expense was $288,657 and $176,077, respectively. For the nine months ended September 30, 2024 and 2023, shipping and handling expense was $804,388 and $490,161, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $208,506 and $59,337 for the three months ended September 30, 2024 and 2023, respectively, and $536,597 and $331,893 for the nine months ended September 30, 2024 and 2023, respectively.
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
As of September 30, 2024, the tax years ended December 31, 2020 through December 31, 2022 for FGI Industries remain open for statutory examination by tax authority.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Numerator:
Net (loss) income attributable to FGI Industries Ltd. shareholders	$(550,137)	$409,535	$(798,761)	$194,641

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,563,914	9,500,000	9,565,587	9,500,000
Potentially dilutive shares from outstanding options/warrants	—	286,522	—	322,847
Weighted-average number of ordinary shares outstanding — diluted	9,563,914	9,786,522	9,565,587	9,822,847

Earnings (loss) per share — basic	$(0.06)	$0.04	$(0.08)	$0.02
Earnings (loss) per share — diluted	$(0.06)	$0.04	$(0.08)	$0.02
Segment reporting
ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity’s reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance and will adopt this guidance for the fiscal year ending December 31, 2024.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	USD	USD

Accounts receivable	$20,377,488	$17,184,706
Allowance for credit losses	(133,991)	(244,879)
Accrued defective return and discount	(1,234,259)	(744,284)
Accounts receivable, net	$19,009,238	$16,195,543
Movements of allowance for credit losses are as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2024	2023
	USD	USD

Beginning balance	$244,879	$438,843
Provision (recovery)	79,762	78,640
Write-off	(190,650)	(272,604)
Ending balance	$133,991	$244,879
Movements of accrued defective return and discount accounts are as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2024	2023
	USD	USD

Beginning balance	$744,284	$1,595,838
Provision (recovery)	489,975	(851,554)
Ending balance	$1,234,259	$744,284
Note 4 — Inventories, net
Inventories, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	USD	USD

Finished product	$14,514,881	$10,565,858
Reserves for slow-moving inventories	(729,372)	(642,006)
Inventories, net	$13,785,509	$9,923,852

Movements of inventory reserves are as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2024	2023
	USD	USD

Beginning balance	$642,006	$663,530
Provision (recovery)	87,366	(21,524)
Ending balance	$729,372	$642,006
Note 5 — Prepayments and other assets
Prepayments and other assets consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	USD	USD

Prepayments	$2,333,839	$3,953,340
Others	256,368	664,411
Total prepayments and other assets	$2,590,207	$4,617,751
Note 6 — Property and equipment, net
Property and equipment, net consist of the following:

	As of September 30, 2024	As of December 31, 2023
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,951,116	1,695,361
Machinery and equipment	1,694,957	1,613,439
Furniture and fixtures	278,578	259,449
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	6,045,006	4,688,604
Less: accumulated depreciation	(3,133,593)	(2,778,113)
Prepayment for purchase of equipment and construction-in-progress	45,818	—
Total	$2,957,231	$1,910,491
Depreciation expenses amounted to $125,244 and $56,497 for the three months ended September 30, 2024 and 2023 respectively, and $324,683 and $135,256 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of September 30, 2024, the Company’s leases have remaining lease terms up to 10.5 years.

The Company also purchased an operating lease land from a common control affiliate for manufacturing, which has a remaining lease term up to 47.75 years and can be extended for another 50 years for $1.
For the three months ended September 30, 2024 and 2023, total lease expenses were $699,646 and $697,205, respectively. For the nine months ended September 30, 2024 and 2023, total lease expenses were $2,099,500 and $1,862,939, respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of September 30, 2024	As of December 31, 2023
	USD	USD

Operating lease right-of-use assets	$13,488,342	$15,203,576
Operating lease liabilities – current	$1,785,996	$1,595,998
Operating lease liabilities – noncurrent	12,057,751	13,674,452
Total operating lease liabilities	$13,843,747	$15,270,450
Information relating to the lease term and discount rate are as follows:

	As of September 30, 2024	As of December 31, 2023

Weighted-average remaining lease term
Operating leases	9.0 years	9.4 years
Weighted-average discount rate
Operating leases	5.7%	5.7%
As of September 30, 2024, the maturities of operating lease liabilities were as follows:

For the 12 months ending September 30,
2025	$2,538,099
2026	2,635,492
2027	2,650,249
2028	2,301,432
2029	1,682,400
Thereafter	5,765,659
Total lease payments	17,573,331
Less: imputed interest	(3,729,584)
Present value of lease liabilities	$13,843,747
Note 8 — Short-term loans
Bank loan
Our wholly-owned subsidiary FGI Industries has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.89% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement has a maturity date of December 21, 2024. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.

Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of September 30, 2024, FGI Industries was in compliance with these financial covenants.
The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of September 30, 2024, and December 31, 2023 was 7.75% and 8.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9,161,641 and $6,959,175 as of September 30, 2024, and December 31, 2023, respectively.
HSBC Canada Bank Loan / Foreign Exchange Facility
FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD7,500,000 (USD5,474,453 as of the September 30, 2024 exchange rate). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2024, FGI Canada Ltd. was not in compliance with certain financial covenants in the Canadian Revolver related to its debt to tangible net worth ratio. As of the date of this quarterly report, FGI Canada Ltd. has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of September 30, 2024. The Company has sufficient liquidity to repay the loan in full if immediate settlement were required.
Borrowings under this line of credit amounted to $1,026,392 and $0 as of September 30, 2024, and December 31, 2023, respectively. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.
FGI Canada Ltd. also has a revolving foreign exchange facility with HSBC Canada of up to a permitted maximum of USD3,000,000. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding $3,000,000.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2,297,464 and $0 as of September 30, 2024 and December 31, 2023, respectively.
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
Restricted shares units (“RSU”)
In January 2022, the Company issued 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as of January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of September 30, 2024, 122,500 of these granted RSUs were vested.
In April 2022, the Company issued 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as of April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of September 30, 2024, 7,049 of these granted RSUs were vested.
In May 2022, the Company issued 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2024. The grant date fair value for these RSUs was $198,000 based on the closing share price of $2.26 as of May 11, 2022. If the maximum performance is met, the Company will issue an additional 43,805 RSUs under these awards with a grant date fair value of $99,000. As of September 30, 2024, all RSUs were canceled and none of them were vested.
In May 2022, the Company issued 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as of May 17, 2022. As of September 30, 2024, none of these RSUs were vested.
In March 2023, the Company issued 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as of March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of September 30, 2024, none of these RSUs were vested.
In March 2023, the Company issued 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as of March 29, 2023. As of September 30, 2024, 8,675 of these RSUs were vested.

In March 2024, the Company issued 413,354 RSUs under the 2021 Equity Plan to the Company’s directors, officers and employees. All these awards are subjected to performance conditions through December 31, 2026. The grant date fair value for these RSUs was $620,031 based on the closing share price of $1.50 as of March 22, 2024. If the maximum performance is met, the Company will issue an additional 206,677 RSUs under these awards with a grant date fair value of $310,016. As of September 30, 2024, none of these RSUs were vested.
In April 2024, the Company issued 13,333 RSUs under the 2021 Equity Plan to one of the Company’s employees. This award is subject to performance obligations through December 31, 2024. The grant date fair value for these RSUs was $20,000 based on the closing share price of $1.50 as of April 1, 2024. If the maximum performance is met, the Company will issue an additional 6,667 RSUs under these awards with a grant date fair value of $10,000. As of September 30, 2024, none of these RSUs were vested.
The following is a summary of the restricted shares granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2023	296,474
Granted	113,984
Vested	(66,111)
Canceled	(87,611)
Non-vested as of December 31, 2023	256,736
Granted	426,687
Vested	(72,112)
Canceled	—
Non-vested as of September 30, 2024	611,311
The following is a summary of the status of restricted shares as of September 30, 2024:

Outstanding Restricted Shares
Fair Value per share	Number	Average Remaining Amortization Period (Years)
$3.90	61,250	0.33
$2.52	1,701	0.50
$2.20	16,363	0.25
$2.08	96,635	1.50
$2.08	8,675	1.50
$1.50	413,354	2.50
$1.50	13,333	0.25
	611,311
Share options (“Options”)
In March 2022, the Company issued 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of September 30, 2024, 82,289 of these granted options were vested.
In April 2022, the Company issued 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of September 30, 2024, 78,438 of these granted options were vested.
In May 2022, the Company issued 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could result in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of September 30, 2024, 124,352 of these granted options were vested.
In March 2023, the Company issued 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of September 30, 2024, all options were canceled and none of them were vested.
In March 2024, the Company issued 529,635 share options under the 2021 Equity Plan with an exercise price per share of $1.50 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $447,000 determined using the Black-Scholes simplified method at the per option fair value of $0.84. All these options are subjected to performance conditions through December 31, 2024, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of September 30, 2024, none of these granted options were vested.
In April 2024, the Company issued 167,994 share options under the 2021 Equity Plan with an exercise price per share of $1.32 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $126,163 determined using the Black-Scholes simplified method at the per option fair value of $0.75. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of September 30, 2024, none of these granted options were vested.

The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value
		USD	USD	Years	USD
Share options outstanding at December 31, 2023	355,999	2.56	1.20	9.35	—
Granted	697,629	1.46	0.82	10.00	—
Forfeited	—	N/A	N/A	N/A	N/A
Exercised	—	N/A	N/A	N/A	N/A
Expired	—	N/A	N/A	N/A	N/A
Share options outstanding at September 30, 2024	1,053,628	1.83	0.95	8.84	—
Vested and exercisable at September 30, 2024	285,079	2.57	1.21	7.54	—
For the nine months ended September 30, 2024 and 2023, the total fair value of options awarded was $573,163 and $201,000, respectively.
The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the nine months ended September 30, 2024 and 2023. The assumptions used to value the options granted to employees were as follows:

	April 2024	March 2024	March 2023

Risk-free interest rate (%)	4.54	4.21	3.65
Expected volatility range (%)	55.32	55.11	63.36
Fair market value per ordinary share as at grant dates	$1.32	$1.50	$2.08
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

The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Nine Months Ended September 30,
	2024	2023
	USD	USD
Selling and distribution expenses	$116,584	$93,746
General and administrative expenses	420,013	238,147
Total share-based compensation expenses	$536,597	$331,893
As of September 30, 2024, there was $1,280,193 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.14 years.
Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
Income components
United States	$(1,614,080)	$(239,835)	$(3,455,011)	$(641,733)
Outside United States	1,183,369	755,843	2,186,900	1,166,922
Total pre-tax (loss) income	$(430,711)	$516,008	$(1,268,111)	$525,189
Provision for income taxes
Current
Federal	$(12,757)	$(6,062)	$(12,219)	$4,562
State	29,128	7,210	37,553	10,343
Foreign	502,214	223,979	831,959	524,776
	518,585	225,127	857,293	539,681
Deferred
Federal	(154,816)	(42,497)	(572,163)	(135,172)
State	(96,232)	(10,114)	(149,646)	(3,930)
Foreign	—	—	(144,073)	(3,988)
	(251,048)	(52,611)	(865,882)	(143,090)
Total provision for income taxes	$267,537	$172,516	$(8,589)	$396,591

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Nine Months Ended September 30,
	2024	2023
	%	%
Federal statutory rate	21.0	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	6.1	(1.7)
Foreign operations	(16.2)	21.5
Permanent items	(10.8)	0.7
Deferred adjustments	(0.1)	2.1
Others	0.7	0.1
Effective tax rate	0.7	43.7
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of September 30, 2024	As of December 31, 2023
	USD	USD

Deferred tax assets
Allowance for credit losses	$31,996	$58,476
Other reserve	108,814	61,371
Accrued expenses	146,771	143,823
Lease liability	1,541,398	1,769,328
Charitable contributions	8,306	8,181
Business interest limitation	519,320	242,862
Net operating loss – federal	602,265	310,099
Net operating loss – state	102,852	27,337
Other	195,389	66,063
Total deferred tax assets	3,257,111	2,687,540
Less: valuation allowance	—	—
Net deferred tax assets	3,257,111	2,687,540
Deferred tax liabilities
Fixed assets	1,471,219	1,728,364
Intangibles	(233,765)	(209,657)
Total deferred tax liabilities	1,237,454	1,518,707
Deferred tax assets, net of deferred tax liabilities	$2,019,657	$1,168,833
The deferred tax assets related to the Company’s net operating losses of $4,520,993 (Federal $2,867,922 and States $1,653,071) and $1,836,077 (Federal $1,476,655 and States $359,422) as of September 30, 2024 and December 31, 2023, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at September 30, 2024 or, December 31, 2023. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.

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
Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2024	2023	2024	2023
			USD	USD	USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$408,977	$—	$408,977	$—
			$408,977	$—	$408,977	$—
Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2024	2023	2024	2023
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchase	$1,903,797	$980,910	$4,658,602	$5,950,640
Foremost Worldwide Co., Ltd.	An entity under common control	Purchase	1,883,192	717,188	5,837,250	1,755,577
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchase	15,874	—	39,943	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchase	—	575,060	—	575,060
Foremost Australasia Pty Ltd	An entity under common control	Purchase	—	413,339	—	413,339
			$3,802,863	$2,686,497	$10,535,795	$8,694,616
The ending balance of such transactions as of September 30, 2024 and December 31, 2023 are listed of the following:
Prepayments — related parties

Name of Related Party	As of September 30, 2024	As of December 31, 2023
	USD	USD

Focal Capital Holding Limited	$12,043,142	$6,658,498
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	24,364	9,181
	$12,067,506	$6,667,679

Accounts Payables — related parties

Name of Related Party	As of September 30, 2024	As of December 31, 2023
	USD	USD

Foremost Worldwide Co., Ltd.	$5,053	$735,308
	$5,053	$735,308
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $189,081 and $178,249 for the three months ended September 30, 2024 and 2023, respectively, and $552,043 and $655,230 for the nine months ended September 30, 2024 and 2023, respectively, which were booked under selling and distribution expenses and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $82,908 and $72,408 for the three months ended September 30, 2024 and 2023, respectively, and $217,504 and $217,650 for the nine months ended September 30, 2024 and 2023, respectively.
Other Receivables (Payables) — related parties

Name of Related Party	Relationship	Nature of Transactions	As of September 30, 2024	As of December 31, 2023
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	2,215,919	1,183,612
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(45,026)	(251,008)
Focal Capital Holding Limited	An entity under common control	Shared services and Miscellaneous expenses	(11,306)	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(257,130)	—
			$1,902,457	$932,604
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.89% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.
Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of September 30, 2024, a cash balance of USD372,731 was maintained at financial institutions in the United States, of which USD93,835 was subject to credit risk. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD100,000 (approximately USD73,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2024, a cash balance of CAD205,760 (USD150,190) was maintained at financial institutions in Canada, of which CAD105,760 (USD77,197) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD93,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2024, an aggregated cash balance of USD1,535,430 was maintained at financial institutions in Taiwan, of which USD1,221,203 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD112,000) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2024, cash balance of EUR366,827 (USD409,588) was maintained at financial institutions in Europe, of which EUR266,827 (USD297,931) was subject to credit risk. As of September 30, 2024, cash balance of USD142,166 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The Australian Prudential Regulation Authority pays compensation up to a limit of AUD250,000 (approximately USD172,592) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2024, cash balance of AUD292,986 (USD202,269) was maintained at financial institutions in Australia, of which AUD42,986 (USD29,676) was subject to credit risk. The Reserve Bank of India pays compensation up to a limit of INR500,000 (approximately USD5,973) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2024, cash balance of INR1,566,366 (USD18,712) was maintained at financial institutions in India, of which INR1,066,366 (USD12,739) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended September 30, 2024, two customers accounted for 19.5% and 15.1% of the Company’s total revenue, respectively. For the three months ended September 30, 2023, three customers accounted for 14.5%, 14.3% and 13.9% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2024 and 2023.
For the nine months ended September 30, 2024, two customers accounted for 17.5% and 16.8% of the Company’s total revenue, respectively. For the nine months ended September 30, 2023, two customers accounted for 17.4% and 16.6% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, three customers accounted for 27.6%, 15.0% and 10.8% of the total balance of accounts receivable, respectively. As of December 31, 2023, four customers accounted for 27.2%, 19.0%, 12.0% and 11.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2024 and December 31, 2023.
Vendor concentration risk
For the three months ended September 30, 2024, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 57.3% of the Company’s total purchases, respectively. For the three months ended September 30, 2023, Huida accounted for 55.8% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended September 30, 2024 and 2023.
For the nine months ended September 30, 2024, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 55.6% of the Company’s total purchases. For the nine months ended September 30, 2023, Huida and another vendor accounted for 54.5% and 10.1% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, Huida accounted for 72.0% of the total balance of accounts payable. As of December 31, 2023, Huida accounted for 71.4% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of September 30, 2024 and December 31, 2023.

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
Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:
•Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2024.
•“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in our BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. We recently announced that we entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will continue to market this technology as FlushGuard Overflow Technology. During the fourth quarter of 2023, we were awarded product placements at several large customers, including two of the largest commercial distributors in North America. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe and the UK.
•Enhanced margin performance. We generated gross margin of 27.7% in the first nine months of 2024, up from 26.7% in the same period last year, owing to the ongoing shift to higher margin products. During the remainder of 2024, we expect gross margins to remain consistent with those generated during fiscal year 2023.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $16.3 million as of September 30, 2024, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
•Deep manufacturing partners and customer relationships. We have developed strong manufacturing and sourcing partners over the last 30+ years, which we believe will continue to give us a competitive advantage in the markets we serve. We also have deep relationships with an established global customer base, offering end-to-end solutions to support category growth. While recent supply chain and inflation pressures have been a headwind, our durable partnerships with manufacturing and sourcing partners have helped to mitigate these challenges.
We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization (the “Reorganization”) of our parent company, Foremost Groups Ltd. (“Foremost”), and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries Inc. (“FGI Industries”), FGI Europe

Investment Limited, an entity formed in the British Virgin Islands, and FGI International, Limited, an entity formed under the laws of Hong Kong, each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing. This discussion, and any financial information and results of operations discussed herein, refers to the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the kitchen and bath business of Foremost before the completion of the Reorganization and are presented as if we had been in existence and the Reorganization had been in effect for the entirely of each of the periods presented.
Results of Operations
The following table summarizes the results of our operations for the three and nine months ended September 30, 2024 and 2023 and provides information regarding the dollar and percentage increase (decrease) during such periods.
For the Three and Nine Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percentage
			USD	%
Revenue	$36,099,179	$29,932,612	$6,166,567	20.6
Cost of revenue	26,790,957	22,103,325	4,687,632	21.2
Gross profit	9,308,222	7,829,287	1,478,935	18.9
Selling and distribution expenses	6,284,932	4,572,593	1,712,339	37.4
General and administrative expenses	2,637,141	2,351,307	285,834	12.2
Research and development expenses	451,975	423,697	28,278	6.7
Income from operations	(65,826)	481,690	(547,516)	(113.7)
Operating margins (%)	(0.2)	1.6	(180)	bps
Total other (expenses) income, net	(364,885)	34,318	(399,203)	(1163.2)
Provision for income taxes	267,537	172,516	95,021	55.1
Net (loss) income	(698,248)	343,492	(1,041,740)	(303.3)
Net (loss) income attributable to FGI Industries Ltd. shareholders	(550,137)	409,535	(959,672)	(234.3)
Adjusted income from operations(1)	55,663	603,179	(547,516)	(90.8)
Adjusted operating margins (%)(1)	0.2	2.0	(180)	bps
Adjusted net (loss) income attributable to FGI Industries Ltd. shareholders(1)	$(105,451)	$588,791	$(694,242)	(117.9)

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
	USD	USD	USD	%
Revenue	$96,223,647	$86,284,791	$9,938,856	11.5
Cost of revenue	69,538,640	63,242,944	6,295,696	10.0
Gross profit	26,685,007	23,041,847	3,643,160	15.8
Selling and distribution expenses	18,676,665	14,084,200	4,592,465	32.6
General and administrative expenses	7,542,019	6,746,055	795,964	11.8
Research and development expenses	1,303,445	1,152,554	150,891	13.1
Income from operations	(837,122)	1,059,038	(1,896,160)	(179.0)
Operating margins (%)	(0.9)	1.2	(210)	bps
Total other expenses, net	(430,989)	(533,849)	102,860	(19.3)
(Benefit of) provision for income taxes	(8,589)	396,591	(405,180)	(102.2)
Net (loss) income	(1,259,522)	128,598	(1,388,120)	(1079.4)
Net (loss) income attributable to FGI Industries Ltd. shareholders	(798,761)	194,641	(993,402)	(510.4)
Adjusted (loss) income from operations(1)	(472,655)	1,473,506	(1,946,161)	(132.1)
Adjusted operating margins (%)(1)	(0.5)	1.7	(220)	bps
Adjusted net (loss) income attributable to FGI Industries Ltd. shareholders(1)	$(280,227)	$836,562	$(1,116,789)	(133.5)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
Our revenue increased by $6.2 million, or 20.6%, to $36.1 million for the three months ended September 30, 2024, from $29.9 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, our revenue increased by $9.9 million, or 11.5%, to $96.2 million from $86.3 million for the same period last year. The increase in our revenue was primarily driven by increases in sales of shower system, bath furniture and custom kitchen cabinetry.
Revenue categories by product are summarized as follow:

	For the Three Months Ended September 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$21,451,387	59.4	$20,740,380	69.3	3.4
Bath Furniture	4,162,291	11.5	2,531,430	8.5	64.4
Shower System	7,143,283	19.8	4,931,437	16.5	44.9
Others	3,342,218	9.3	1,729,365	5.7	93.3
Total	$36,099,179	100.0	$29,932,612	100.0	20.6

	For the Nine Months Ended September 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$59,303,663	61.6	$54,949,082	63.7	7.9
Bath Furniture	11,282,623	11.7	12,304,688	14.3	(8.3)
Shower System	18,793,999	19.5	14,248,679	16.5	31.9
Others	6,843,362	7.2	4,782,342	5.5	43.1
Total	$96,223,647	100.0	$86,284,791	100.0	11.5
We derive the majority of our revenue from sales of sanitaryware, which accounted for 59.4% and 61.6% of our total revenue for the three and nine months ended September 30, 2024, compared to 69.3% and 63.7% for the comparable periods of 2023. Revenue generated from the sales of sanitaryware increased by 3.4% to $21.5 million for the three months ended September 30, 2024 from $20.7 million for same period of 2023. For the nine months ended September 30, 2024, this revenue increased by 7.9% to $59.3 million from $54.9 million for the same period of 2023. The increase in revenue was due, in part, by a reversal of delayed shipments in the prior quarter stemming from our transition to a new enterprise software system and ocean freight disruptions.
Our revenue from bath furniture sales accounted for 11.5% and 11.7% of our total revenue for the three and nine months ended September 30, 2024, compared to 8.5% and 14.3% for the comparable periods of 2023. Bath Furniture sales increased by 64.4% to $4.2 million for the three months ended September 30, 2024, compared to $2.5 million for the same period of 2023. For the nine months ended September 30, 2024, revenue from Bath Furniture sales decreased by 8.3% to $11.3 million from $12.3 million for the same period of 2023. Our recently launched mid-tier products to better address the current demand environment of trading down to lower priced offering is gaining traction.
Revenue from sales of Shower Systems made up approximately 19.8% and 19.5% of our total revenue for the three and nine months ended September 30, 2024, compared to 16.5% and 16.5% for the comparable periods of 2023. Revenue from sales of shower systems increased by 44.9% to $7.1 million for the three months ended September 30, 2024, compared to $4.9 million for the comparable period of 2023. For the nine months ended September 30, 2024, revenue from sales of shower systems increased by 31.9% to $18.8 million from $14.2 million for the same period of 2023. Our recently launched programs continue to have a positive impact during the third quarter.
Our revenue from sales of other products (custom kitchen cabinetry and other small offerings) increased by 93.3% to $3.3 million for the three months ended September 30, 2024, compared to $1.7 million for the same period of 2023. For the nine months ended September 30, 2024, other revenue increased by 43.1% to $6.8 million from $4.8 million for the same period of 2023. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.
Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended September 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
United States	$22,195,976	61.5	$18,356,278	61.3	20.9
Canada	9,916,907	27.5	9,081,571	30.3	9.2
Europe	3,418,826	9.5	2,460,762	8.2	38.9
Rest of World	567,470	1.5	34,001	0.2	1569.0
Total	$36,099,179	100.0	$29,932,612	100.0	20.6

	For the Nine Months Ended September 30,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
United States	$59,833,465	62.2	$54,921,572	63.7	8.9
Canada	26,391,317	27.4	23,120,014	26.8	14.1
Europe	9,273,872	9.6	8,209,204	9.5	13.0
Rest of World	724,993	0.8	34,001	—	2032.3
Total	$96,223,647	100.0	$86,284,791	100.0	11.5
We generated the majority of our revenue in the United States market, which amounted to $22.2 million for the three months ended September 30, 2024, compared to $18.4 million for the three months ended September 30, 2023, representing a 20.9% increase for the three-month periods. For the nine months ended September 30, 2024, however, revenue from United States market increased by 8.9% to $59.8 million, compared to $54.9 million for the same period of 2023. Such revenue accounted for 61.5% and 62.2% of our total revenue for the three and nine months ended September 30, 2024, respectively, compared to 61.3% and 63.7% for the three and nine months ended September 30, 2023, respectively. The increase in revenue was due, in part, by a reversal of delayed shipments in the prior quarter stemming from our transition to a new enterprise software system and ocean freight disruptions.
Our second largest market is Canada. Our revenue generated in the Canadian market was $9.9 million for the three months ended September 30, 2024, compared to $9.1 million for the three months ended September 30, 2023, representing a 9.2% increase. For the nine months ended September 30, 2024, revenue from Canadian market increased by 14.1% to $26.4 million, compared to $23.1 million for the same period in 2023. The increased sales in the Canada market were primarily driven by stabilized demand from wholesale customers.
We also derive revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.4 million and $9.3 million for the three and nine months ended September 30, 2024, compared to $2.5 million and $8.2 million for the three and nine months ended September 30, 2023, representing a 38.9% and 13.0% increase for the three-month and nine-month periods, respectively.
Gross Profit
Gross profit was $9.3 million and $26.7 million for the three and nine months ended September 30, 2024, an increase of 18.9% and 15.8% compared to the same periods of 2023. Gross profit margin was 25.8% and 27.7% for the three and nine months ended September 30, 2024, down 40 and up 100 basis points from 26.2% and 26.7% for the three and nine months ended September 30, 2023, respectively.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $1.7 million, or 37.4%, to $6.3 million for the three months ended September 30, 2024, from $4.6 million for the three months ended September 30, 2023, and increased by $4.6 million, or 32.6%, to $18.7 million for the nine months ended September 30, 2024, from $14.1 million for the nine months ended September 30, 2023. The increase in selling and distribution expenses was largely attributable to increased personnel costs, marketing and promotion expenses and warehouse expenses as a result of inflation and our initiatives to drive sales growth.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.3 million, or 12.2%, to $2.6 million for the three months ended September 30, 2024, from $2.4 million for the three months ended September 30, 2023, and increased by $0.8 million, or 11.8%, to $7.5 million for the nine months ended September 30, 2024, from $6.7 million for the nine months ended September 30, 2023. The increase was primarily attributable to inflation and expenses incurred in connection with newly formed subsidiaries.
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
Provision for Income Taxes
We recorded provision for income taxes of $0.3 million and benefit of income taxes of approximately $9,000 for the three and nine months ended September 30, 2024, and provision for income taxes of $0.2 million and $0.4 million for the three and nine months ended September 30, 2023. The fluctuation in effective tax rate was primarily driven by foreign operations with various tax rates and non-deductible items.
Net (Loss) Income
We incurred net loss of $0.7 million and net income of $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and net loss of $1.3 million and net income of $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. These changes had resulted from the combination of the changes discussed above.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of September 30, 2024, we had cash and working capital of $3.0 million and $12.7 million, respectively. During the nine months ended September 30, 2024, we drew an aggregate of approximately $5.5 million on the Credit Agreement, the Canadian Revolver and the CTBC Credit Line for working capital replenishment.
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
As of September 30, 2024, FGI’s total outstanding debt consisted of the Credit Agreement with East West Bank and the CTBC Credit Line with CTBC Bank (each discussed below).
East West Bank Credit Facility
Our wholly owned subsidiary, FGI Industries, has a line of credit with East West Bank pursuant to a Business Loan Agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all of the assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.89% of the voting control of Foremost. On November 25, 2022, the Credit Agreement was amended and restated with a maximum borrowing amount of $18,000,000 and a maturity date of December 21, 2024.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000 for the quarter ended June 30, 2021 and thereafter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of September 30, 2024, FGI Industries was in compliance with this financial covenant. As described in Item 1. Note 8, FGI Industries is also required to provide the lender with certain periodic financial information, including annual audited financial statements of FGI Industries on a non-consolidated basis. As of the date of this report, FGI Industries has obtained a waiver for such Corporate Borrower’s Audited Annual Statements, a U.S. standalone reporting obligation under the Credit Agreement, which were due by April 30, 2024.
The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of September 30, 2024 and December 31, 2023 was 7.75% and 8.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9,161,641 and $6,959,175 as of September 30, 2024 and December 31, 2023, respectively.
HSBC Canada Bank Loan
FGI Canada Ltd. has a line of credit agreement with HSBC Canada (the “Canadian Revolver”). The revolving line of credit with HSBC Canada allows for borrowing up to CAD7,500,000 (USD5,474,453 as of September 30, 2024). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2024, FGI Canada Ltd. was not in compliance with certain financial covenants in the Canadian Revolver related to its debt to tangible net worth ratio. As of the date of this quarterly report, FGI Canada Ltd. has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of September 30, 2024. The Company has sufficient liquidity to repay the loan in full if immediate settlement were required.
Borrowings under this line of credit amounted to $1,026,392 and $0 as of September 30, 2024 and December 31, 2023, respectively. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.
FGI Canada Ltd. also has a revolving foreign exchange facility up to a permitted maximum of USD3,000,000. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding the Foreign Exchange Facility Limit.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2,297,464 and $0 as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the key components of our cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023
	USD	USD
Net cash used in operating activities	$(8,042,745)	$(1,986,964)
Net cash used in investing activities	(2,044,264)	(883,054)
Net cash provided by (used in) financing activities	5,526,322	(1,832,849)
Effect of exchange rate fluctuation on cash	(171,892)	5,386
Net changes in cash	(4,732,579)	(4,697,481)
Cash, beginning of period	7,777,241	10,067,428
Cash, end of period	$3,044,662	$5,369,947
Operating Activities
Net cash used in operating activities was approximately $8.0 million for the nine months ended September 30, 2024 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $6.0 million, an increase in inventories of approximately $3.9 million, an increase in accounts receivable of approximately $3.8 million, a decrease in operating lease liabilities of approximately $1.4 million, net loss of $1.3 million, a decrease in accounts payable - related parties of approximately $0.7 million, and an increase in other noncurrent assets of approximately $0.6 million. These drivers were partially offset by non-cash items of $2.2 million, an increase in accounts payable of approximately $5.7 million, an increase in accrued expenses and other current liabilities of approximately $1.1 million, and a decrease in prepayments and other current assets of approximately $0.8 million.
Net cash used in operating activities was approximately $2.0 million for the nine months ended September 30, 2023 and was primarily attributable to an increase in prepayments and other receivables - related parties of approximately $5.4 million, an increase in accounts receivable of approximately $1.6 million, an increase in prepayments and other current assets of approximately $1.3 million, a decrease in operating lease liabilities of approximately $0.9 million, and a decrease in accounts payable of approximately $0.7 million. These drivers were partially offset by non-cash items of $0.9 million, a decrease in inventories of approximately $3.7 million, an increase in accounts payable - related parties of approximately $2.4 million, and a decrease in other noncurrent assets of $0.6 million.
Investing Activities
Net cash used in investing activities was $2.0 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, which was attributable to the purchases of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities was approximately $5.5 million for the nine months ended September 30, 2024 which represents net proceeds from bank loans.
Net cash used in financing activities was approximately $1.8 million for the nine months ended September 30, 2023, which represents net repayment of bank loans.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $2.0 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2024.
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
We define Adjusted Income from Operations as GAAP income from operations excluding the impact of certain non-recurring expenses, including IPO-related compensation (cash and stock-based), legal fees and business expansion expenses. We define Adjusted Net Income as GAAP income before income taxes excluding the impact of certain non-recurring expenses and income, such as IPO-related compensation, legal fees and business expansion expenses, income taxes at historical average effective rate, as well as net income attributable to non-controlling shareholders. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
(Loss) income from operations	$(65,826)	$481,690	$(837,122)	$1,059,038
Adjustments:
Non-recurring IPO-related stock-based compensation	59,719	59,719	179,157	179,156
IPO and arbitration legal fee	—	—	—	50,000
Business expansion expense	61,770	61,770	185,310	185,312
Adjusted (loss) income from operations	$55,663	$603,179	$(472,655)	$1,473,506
Revenue	$36,099,179	$29,932,612	$96,223,647	$86,284,791
Adjusted operating margins (%)	0.2	2.0	(0.5)	1.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	USD	USD	USD	USD
(Loss) income before income taxes	$(430,711)	$516,008	$(1,268,111)	$525,189
Adjustments:
Non-recurring IPO-related stock-based compensation	59,719	59,719	179,157	179,156
IPO and arbitration legal fee	—	—	—	50,000
Business expansion expense	61,770	61,770	185,310	185,312
Adjusted (loss) income before income taxes	(309,222)	637,497	(903,644)	939,657
Less: income taxes at 18% rate	(55,660)	114,749	(162,656)	169,138
Less: net loss attributable to non-controlling shareholders	(148,111)	(66,043)	(460,761)	(66,043)
Adjusted net (loss) income	$(105,451)	$588,791	$(280,227)	$836,562
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4.   Controls and Procedures.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weakness in our internal control over financial reporting described below.
Identified Material Weakness
Management noted that there is an inadequate segregation of duties related to certain accounting functions due to the size of the Company’s subsidiaries. In addition, the Company lacks evidence of management review controls activity taking place, such as but not limited to, the review and approval of journal entries and account reconciliations.
Accordingly, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.
Management’s Remediation Initiatives
As of September 30, 2024, and through the date of this filing we are in the process of implementing segregation of duties and are determining further initiatives to undertake in order to remediate this remaining material weakness and anticipate that these initiatives will be implemented by the end of fiscal year 2024.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II- OTHER INFORMATION
Item 1.   Legal Proceedings.
We may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.
Ayers Bath Litigation
As previously disclosed, FGI Industries (formerly known as Foremost Groups, Inc.), our wholly-owned subsidiary, was involved in litigation arising from its efforts to protect an exclusivity agreement with sanitaryware manufacturer Tangshan Huida Ceramic Group Co., Ltd. (“Huida”) through the second quarter of 2024. In June 2024, the parties entered into a settlement agreement with a mutual release of all claims related to the litigation. The settlement amount is reflected in other income (expenses), net.
Item 1A.     Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2023, includes a detailed discussion of our risk factors. At the time of this filing, except as provided below, there have been no material changes to the risk factors that were included in the Form 10-K.
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
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the nine months ended September 30, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

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

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 13, 2024

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)