Form 10-K
period 2024-12-31
FGI Industries Ltd.
filed 2025-03-31
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-41207
________________________________________________________________________
FGI Industries Ltd.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________________________________________

Cayman Islands	98-1603252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

906 Murray Road, East Hanover, New Jersey	07936
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 428-0400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.0001 par value	FGI	Nasdaq Capital Market
Warrants to purchase Ordinary Shares, $0.0001 par value	FGIWW	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $2,871,584, based on the number of shares held by non-affiliates as of June 30, 2024 and the closing price of the registrant’s ordinary shares on the Nasdaq Capital Market on that date. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 26, 2025, the registrant had 9,589,503 outstanding ordinary shares.
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
•the levels of residential R&R activity, and to a lesser extent, new home construction;
•our ability to maintain our strong brands and reputation and to develop innovative products;
•our ability to maintain our competitive position in our industries;
•our reliance on key suppliers and customers;
•macroeconomic uncertainty, including from wars and hostilities, pandemics or other health emergencies, changes in interest rates and inflation, the impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
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
Strategic Risks
•Our BPC organic growth strategy (defined under Item 1 below) is focused on capturing higher incremental gross margins by increasing our share of branded products, expanding into new product categories and creating new sales channels, all of which are impacted by a number of economic factors and other factors.
•Prolonged economic downturns may adversely impact our sales, earnings and liquidity.
•Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.
•We may not achieve all of the anticipated benefits of our strategic initiatives.
•We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.
•We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results.
Business and Operational Risks
•Variability in the cost and availability of our raw materials, component parts and finished goods, including the imposition of tariffs, could affect our results of operations and financial position.
•Our top ten customers represent a large portion of our sales. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.
•We are dependent on third-party suppliers and manufacturers, the loss of which could materially impact our business.
•There are risks associated with our international operations and global strategies.
•Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.
Competitive Risks
•We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.
•Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations.
•Changes in Cayman Islands or U.S. tax law could adversely affect our financial condition and results of operations.
Technology and Intellectual Property Risks
•We rely on information systems and technologies, and a breakdown of these systems could adversely affect our results of operations and financial position.
•We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.
•We have been and may continue to be subject to cybersecurity attacks, which could adversely affect our results of operations and financial position.

Litigation and Regulatory Risks
•We are currently involved in legal proceedings and may in the future be a party to additional claims and litigation, which could be costly and divert significant resources.
•Compliance with laws, government regulation and industry standards are costly, and our failure to comply could adversely affect our results of operations and financial position.
•We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.
•Our business could be affected by unexpected changes in U.S. and international regulatory standards and laws.
Risks Related to Doing Business in China
•We have operations in, and the majority of our suppliers are located in, China. Our or our suppliers’ ability to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.
•We could be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions.
•We could become subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have an adverse effect on our business operations in China.
•Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.
Risks Related to Our Securities
•Foremost Groups Ltd. holds a significant majority of the voting power of our ordinary shares, approximately 71%, and will be able to exert significant control over us.

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
Our Products
We offer a wide variety of products that fall into four categories: Sanitaryware, Bath Furniture, Shower Systems and Other.
As a result of the increased significance of shower systems in our product portfolio, the Company has created a standalone “Shower Systems” product category in 2023, as detailed below. The “Other” category continues to comprise our kitchen cabinetry and other smaller offerings. The updates were applied retroactively to impacted product categories. Such changes had no impact on the Company's historical consolidated financial position, results of operations or cash flows.
Our brand and category makeup of our net sales is as follows:

BRANDS	MAIN PRODUCT CATEGORIES	PRODUCT OFFERINGS

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
Other. Our Other category includes several smaller categories, most prominently custom kitchen cabinetry brand under our “Covered Bridge Cabinetry” and “Craft + Main Cabinetry” (formerly “Kitchens by Foremost”) lines of products. Our custom kitchen lines represent some of the highest margin, highest quality products that we sell, and are sold primarily through local kitchen and bath dealerships while involving a heavy marketing element with contractors and designers. While custom kitchen cabinetry currently represents less than 8% of our total sales, it is an area where we see significant long term organic growth, gross margin expansion and consolidation possibilities. The majority of our custom kitchen cabinetry and shower products are sourced from Southeast Asia.
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
Our Growth Strategy
Combining our well-developed global business platform with our relatively small revenue base, our aim is to achieve mid-to-high single-digit organic revenue growth rates over the long term. In order to achieve these growth objectives, we pursue a “BPC” growth strategy, focused on Brands, Products and Channels:
•Brands: Branded products typically come with higher gross margins and significantly reinforce our long-term competitive positioning within our product markets. We plan to continue to focus on building our branded-product footprint over the long term while increasing the share of brands as a percentage of our total sales.
•Products: We have significant “whitespace” opportunities in several product categories within our core kitchen and bath markets. As an example, we believe we are currently significantly under- penetrated in categories such as bath and kitchen fixtures, “behind the wall” plumbing, and acrylic products such as bathtubs. With significant investment opportunities in new materials, sourcing, leading product design and superior customer service, we have vast product expansion opportunities in relation to our relatively small share of the overall market.
•Channels: We feel that we have strong growth potential in key sales channels, including our existing customers, new e-commerce retailers (such as Wayfair) and commercial sales channels (local kitchen and bath product distributors). We believe we have untapped potential in markets outside of the United States, and while we have made significant headway in Canada and Germany in recent years, we believe we have many more growth and expansion opportunities in those two countries as well as other international markets.
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
Mass Retailers
Our products are primarily used by do-it-yourself homeowners, contractors, builders and remodelers for R&R projects. In North America, products for such projects are predominantly purchased through mass retail home centers such as The Home Depot, Lowe’s and Menard’s. Due to the market presence, store network and customer reach of these large home centers, we have developed decades-long relationships with our key retailer partners to distribute our products. Approximately 32% of our net sales in 2024 were to large retailers.
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
In 2024, approximately 36% of our net sales were to our wholesale partners.

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
In 2024, approximately 13% of our net sales were to our commercial partners.
E-Commerce
We sell a growing number of our products through the e-commerce channels of our retail partners as well as “e-commerce only” retailers such as Build.com and Wayfair.com, both of which are rapidly increasing market penetration in the home R&R space. Our sales through e-commerce channels and retailers represented about 11% of our net sales in 2024 up from less than 2% in 2010.
Independent Dealers & Distributors
We have historically sold our products through independent (or “mom and pop”) bath and kitchen product specialists. Independent dealers and distributors represented 9% of our net sales in 2024.
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
Tangshan Huida Ceramic Group Co., Ltd (“Huida”) supplies the majority of our sanitaryware products. Huida accounted for approximately 69.6% of the total balance of our accounts payable as of December 31, 2024. No other supplier accounts for more than 10% of our accounts payable as of December 31, 2024.
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
Deep Relationships with Leading Suppliers
In the markets in which we operate, production and supply chain quality and stability are crucial to success. Our industry is fundamentally stable and conservative, with high barriers for potential new entrants. We have built strong and stable relationships with a base of long-standing suppliers across the globe, all of whom maintain stringent manufacturing standards. We believe our customers value our decades-long experience in the industry and international footprint, which allows us to meet demanding logistics and performance criteria. At the same time, our third-party manufacturing suppliers are reliant on our stable and growing platform in order to effectively utilize their own fixed-asset investments. These strengths were highlighted during the pandemic, as we believe that we remained among the most consistent and reliable suppliers in our industry despite the unprecedented challenges which were presented.
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

Experienced Management Team
We have assembled an executive team with a deep base of management experience within industrial manufacturing companies. David Bruce, our Chief Executive Officer, Jennifer Earl, our President, North America and Norman Kroenke, our Executive Vice President, Europe each have over twenty years of industry experience. Our Executive Chairman John Chen has more than twelve years of investment management and financial experience. Our team has identified and begun to execute on opportunities for operational improvement, growth and business expansion as a standalone company.
Significant ownership and support from Foremost
Foremost is a family-controlled and privately held holding company. As an approximate 71% owner of FGI’s ordinary shares, Foremost remains committed to supporting FGI’s strategic development and growth plans. For over 30 years, Foremost has built an industry-leading reputation as a reliable manufacturer and supply source for numerous wood and ceramic-based products which form the foundation of many FGI product categories. As a standalone company, FGI continues to benefit from Foremost’s long-standing experience in global manufacturing and sourcing, providing a solid foundation from which to pursue alternate sources of supply for our key product categories as we see fit.
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
Human Capital
As of December 31, 2024, we employed approximately 420 employees, all of which are full-time, with no employees covered by collective bargaining agreements. We believe that our employee relations are good.
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
Prior to the Reorganization, FGI Industries Inc., FGI Europe and FGI International operated as business units within Foremost for over thirty years. Foremost continues to be a significant holder of our ordinary shares and supports FGI via global sourcing and manufacturing arrangements. By leveraging Foremost’s long-standing experience in manufacturing and sourcing for certain of our product categories, we believe that FGI maintains a competitive advantage in supplying products that are of good design and high quality. As a standalone business, FGI is a top-tier company in many key product categories within the North American kitchen and bath products markets, with many additional expansion opportunities via existing and adjacent product, sales and geographic channels.
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
Because Foremost holds approximately 71% of the voting power of our ordinary shares, we are considered a “controlled company” under the corporate governance rules of Nasdaq. However, we do not currently rely upon the “controlled company” exemptions.

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
Our business relies on residential repair and remodel (“R&R”) activity and, to a lesser extent, on new home and commercial construction activity. A number of factors impact consumers’ spending on home improvement projects as well as new home construction activity, including:
•consumer confidence levels;
•fluctuations in home prices;
•existing home sales;
•inflationary pressures and interest rates;
•unemployment and underemployment levels;
•consumer income and debt levels;
•household formation;
•the availability of skilled tradespeople for R&R work;
•the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;
•trends in lifestyle and housing design; and
•natural disasters, terrorist acts, pandemics, wars or conflicts or other catastrophic events.
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
The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Furthermore, our existing indebtedness, which was approximately $14.5 million as of December 31, 2024, may adversely affect our financial flexibility and our competitive position in the future. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms to implement our “BPC” growth strategy. We may need additional cash resources in the future if we experience changed business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial position.
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
Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or with acceptable terms and prices, our long-term competitive positioning may be affected. Even if we are successful in acquiring and/or merging with businesses, the businesses we acquire or merge with may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business. Such risks include:
•difficulties realizing expected synergies and economies of scale;
•diversion of management attention and our resources;
•unforeseen liabilities;
•issues or conflicts with our new or existing customers or suppliers; and
•difficulties in retaining critical employees of the acquired businesses.
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
Our sales are concentrated with ten significant customers who collectively represented 69% and 72% of our consolidated net sales for 2024 and 2023, respectively, and this concentration may continue to increase. In particular, The Home Depot represented approximately 17% and 18% of our consolidated net sales in 2024 and 2023, respectively. The Home Depot and other home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us.
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
We are dependent on third-party suppliers for many of our products and components, and are largely dependent on one large supplier, Tangshan Huida Ceramic Group Co., Ltd, an entity formed and located in China (“Huida”), who accounted for approximately 70% and 71% of the total balance of our accounts payable as of December 31, 2024 and 2023, respectively, for the majority of our sanitaryware products, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components.
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
In each of 2024 and 2023, approximately 38% and 36%, respectively of our sales were made outside of the United States (principally in Canada and Europe) and transacted in currencies other than the U.S. dollar. In addition to our Canadian and European operations, we manufacture products and source products and components from China and parts of Southeast Asia. Risks associated with our international operations include:
•differences in culture, economic and labor conditions and practices;
•the policies of the U.S. and foreign governments;
•disruptions in trade relations and economic instability;
•differences in enforcement of contract and intellectual property rights;
•social and political unrest; and
•natural disasters, terrorist attacks, pandemics or other catastrophic events.
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
We report our financial results in U.S. dollars. However, a significant portion of our revenue, expenses, assets, indebtedness and other liabilities are denominated in foreign currencies, particularly the Euro, the Chinese Renminbi and the Canadian dollar. Fluctuations in currency exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our financial performance. We may seek to mitigate the risk of such impacts through hedging, but such hedging activities may be costly and may not be effective. In addition, emerging market economies in which we operate may be particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. Such conditions or developments could have an adverse impact on our operations. In addition, we may be exposed to credit risks in some of those markets.
Global or regional unrest, conflict, geopolitical disputes or catastrophic events could affect our operations and results of operations.
Our business can be affected by war, large-scale terrorist or other hostile acts, especially those directed against the United States or other major industrialized countries in which we do business or supply products, major natural disasters, long-term periods of drought, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. For example, the U.S.-China trade relations remain uncertain, and if tensions continue to worsen, our supply chain, production and delivery of products could be negatively impacted. Further, regional conflicts, such as the Ukraine-Russia and Israel-Hamas conflicts, could escalate and expand, which in turn could have negative impacts on our operations, the global economy and financial markets. Such disruptions of regional or global economic activity can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.
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
Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing. Concern over climate change and other environmental and social topics has increased focus on the sustainability of practices and products in the markets we serve, and changes to laws and regulations regarding climate change mitigation may result in increased costs and disruption to operations. Moreover, the standards by which ESG matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. Stakeholder expectations are not uniform, and both opponents and proponents of various ESG-related matters have increased their activism and action to advocate for their positions. Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from stakeholders with opposing views, as well as the potential for civil investigations and enforcement by governmental authorities. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet new or changing regulatory requirements, market standards or investor expectations, some of which may be conflicting, we may miss corporate opportunities, become subject to regulatory scrutiny, litigation or third-party claims, or incur costs to revise operations to meet new standards.
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
Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.
The commerce we conduct in the international marketplace and our reliance on overseas manufacturing makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Canada, Mexico and other countries have been escalating in recent years. Recently, the U.S. presidential administration has announced new tariffs on imports from China, Canada and Mexico and may impose restrictions against other regions. In prior years, U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China and this may recur in China as well as Canada and Mexico. Our products are manufactured primarily in Asia, and such countries may in the future be subject to these tariffs. To the extent these tariffs increase our costs of goods sold, it could materially adversely impact our profitability, results of operations and financial condition. To the extent we alter our pricing as a result of such tariffs, it could reduce demand for our products or make our products less competitive than those of our competitors whose inputs are not subject to these tariffs, thereby decreasing our revenues and adversely impacting our results of operations. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. We are still evaluating the potential impact of the recently-announced tariffs on our business and financial condition. There can be no assurances that we will not be adversely impacted by such tariffs or that we will be able to pass on any incremental costs to our customers.

Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Doing Business in China
We have limited operations in China, but many of our products are sourced from China. Our ability or the ability of our suppliers to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters.
While we are a Cayman Islands exempted company headquartered in the United States and derive no revenue from China, we do have limited sourcing and product development operations in China. As of the date of this report, approximately 39 of our 420 employees are based in China. Moreover, suppliers of a majority of our product materials are based in China.
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
However, because we conduct only limited operations in China with only 39 employees focused on these matters, we do not expect that such intervention or influence would result in a material change in our operations and/or the value of our securities, although in such circumstance, we might experience a disruption in our ability to develop and source product manufacturing within China, which could have a material adverse effect on our results of operations. We also understand that the Chinese government has recently made statements indicating an intent to exert more oversight and control over offerings that are conducted by foreign investment China based issuers. While we are not a China based issuer, in such instance, we may still be unable to offer securities in China, which could limit the number of buyers of our securities and cause our securities to trade at a lower price than they would in the absence of the exercise of such oversight and control. If we inadvertently conclude that such approvals are not required, or applicable laws, regulations or interpretations change and we do not receive or maintain such approvals in the future, we may be subject to an investigation by regulators, fines or penalties or an order preventing us from offering securities in China in the future.
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
Litigation and Regulatory Risks
We may be a party to claims and litigation, which could be costly and divert significant resources.
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
We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:
•securities matters;
•taxation;
•anti-bribery/anti-corruption;
•employment matters;

•minimum wage requirements;
•environment, health and safety matters;
•the protection of employees and consumers;
•product compliance;
•competition practices;
•trade, including duties and tariffs;
•data privacy and the collection and storage of information, including regulation on data protection and oversight by the CAC in China; and
•climate change and protection of the environment.
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
Risks Related to Our Securities
Foremost Groups Ltd. holds a significant majority of the voting power of our ordinary shares, approximately 71%, and will be able to exert significant control over us.
Foremost holds ordinary shares that represent approximately 71% of all outstanding voting power, and, as such, may significantly influence the results of matters voted on by our shareholders and could effectively control many other major decisions regarding our operations, capital allocation priorities and corporate governance. In addition, we are reliant upon Foremost for manufacturing and other support. Mr. Liang Chou Chen holds approximately 49.91% of the voting control of Foremost. The interests of Foremost, particularly with respect to change-in-control transactions and election of directors, may conflict with those of our company and/or our shareholders, and Foremost may not always act in the best interest of our company. This significant concentration of share ownership and reliance for support may adversely affect the trading price for our securities because investors may perceive disadvantages in owning shares in companies with controlling shareholders.
The price of our ordinary shares may be volatile.
The market price of our ordinary shares is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•our ability to maintain our strong brands and reputation and to develop innovative products;
•our ability to maintain our competitive position in our industries;
•risks associated with our reliance on information systems and technology;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•changes in governmental regulations;

•changes in earnings estimates or recommendations by securities analysts; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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
General Risk Factors
Management’s determination that material weaknesses exist in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements and could negatively impact our business and the market for our ordinary shares.
The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. Based upon an evaluation conducted in connection with the preparation of FGI’s audited consolidated financial statements as of December 31, 2024, management concluded that our internal controls over financial reporting were not effective due to the material weaknesses in our internal controls over financial reporting. Material weaknesses in our internal control over financial reporting included (a) inadequate segregation of duties related to the initiation and recording of journal entries to the general ledger, (b) inadequate evidence of management review controls regarding the review and approval of certain account reconciliations, and (c) inadequate evidence and precision of management review controls regarding loan covenants and covenant calculations. We believe that these material weaknesses set forth above did not have an effect on our financial results.
We have been evaluating and have begun implementing certain practices and procedures to address the foregoing material weaknesses. To remediate the material weaknesses related to the review of journal entry and account reconciliation, we have implemented system controls designed to prevent significant unauthorized transactions from being posted without review and established sufficient compensating controls for effective account reconciliations. Additionally, we have enhanced our management review controls, including more robust documentation requirements for the review and approval of journal entries. To address the material weakness related to debt covenant compliance, we have implemented an additional layer of review in the calculation and reporting process. We plan to continue the implementation of these and other remediation efforts to address the identified material weaknesses in the future. While we are actively identifying and implementing actions to improve the effectiveness of our internal controls over financial reporting and disclosure controls and procedures, there can be no assurance that our remediation efforts will be fully successful. We expect to continue to incur or expend substantial accounting and other expenses and significant management time and resources in these efforts. It is possible that our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. The failure to fully remediate the existing material weaknesses or the discovery of any future potential material weaknesses could result in future misstatements in our financial statements or in documents we file with the SEC and could have a negative impact on our business and the market for our ordinary shares. For more information on our material weaknesses and the status of our remediation efforts, see Item 9A - Controls and Procedures, which includes Management’s Report on Internal Controls Over Financial Reporting.
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
ITEM 1C.           CYBERSECURITY
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
The Company’s Director of IT is responsible for assessing, identifying, and managing the risks from cybersecurity threats. Our Director of IT has over 15 years of experience in information security positions and holds Master’s degree in computer information systems. We also have constituted a cross-functional Cybersecurity Committee, comprised of the Director of IT, along with the Chairman, CFO, Management of Business Operations and Human Resources, which meets regularly to review enterprise-wide cybersecurity matters.
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
We use a risk-based approach to identify, assess, protect, detect, respond to and recover from cybersecurity threats, derived from the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Our information security program includes, among other aspects, vulnerability management, antivirus and malware protection, access control, and employee training. Risks identified by the Director of IT and other cybersecurity personnel are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. The Director of IT also routinely discusses trends in cyber risks and our strategy with our Cybersecurity Committee and management on a regular basis, in addition to an annual review and discussion with the full board.
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
Ayers Bath Litigation
As previously disclosed, FGI Industries (formerly known as Foremost Groups, Inc.), our wholly-owned subsidiary, was involved in litigation arising from its efforts to protect an exclusivity agreement with sanitaryware manufacturer Tangshan Huida Ceramic Group Co., Ltd. (“Huida”) through the second quarter of 2024. In June 2024, the parties entered into a settlement agreement with a mutual release of all claims related to the litigation. The settlement amount of $180,000 is reflected in other income (expenses), net on our consolidated statements of operations and comprehensive (loss) income.
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
Holders; Shares Outstanding
We had a total of 9,589,503 shares of our ordinary shares outstanding on March 26, 2025, held by approximately 23 shareholders of record. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.
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
Share Repurchases
During the twelve months ended December 31, 2024, we did not repurchase any ordinary shares.
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
•“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in our BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. We recently announced that we entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will continue to market this technology as FlushGuard Overflow Technology. We were recently awarded product placements at several large customers, including two of the largest commercial distributors in North America. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe and the UK.
•Enhanced margin performance. Our focus on higher-margin products has continued to deliver results, with gross margins reaching 26.9% in 2024 and 27.4% in 2023, a significant rise from 19.5% in 2022. This positive trajectory reflects our commitment to optimizing our product mix and operational efficiency. Looking ahead, we anticipate gross margins to remain in line with the levels achieved in 2024 and 2023.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $15.6 million as of December 31, 2024, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
Results of Operations
For the Years Ended December 31, 2024 and 2023
The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (decrease) during such periods.

	For the Years Ended December 31,		Change
	2024	2023	Amount	Percentage
	USD	USD	USD	%
Revenue	$131,818,073	$117,241,604	$14,576,469	12.4
Cost of revenue	96,390,733	85,164,322	11,226,411	13.2
Gross profit	35,427,340	32,077,282	3,350,058	10.4
Selling and distribution expenses	25,627,634	19,971,912	5,655,722	28.3
General and administrative expenses	10,199,914	8,424,083	1,775,831	21.1
Research and development expenses	1,699,383	1,376,844	322,539	23.4
(Loss) income from operations	(2,099,591)	2,304,443	(4,404,034)	(191.1)
Operating margins (%)	(1.6)	2.0	(360)	bps
Total other expenses, net	(182,507)	(916,655)	734,148	(80.1)
(Benefit of) provision for income taxes	(547,821)	808,224	(1,356,045)	(167.8)
Net (loss) income	(1,734,277)	579,564	(2,313,841)	(399.2)
Net (loss) income attributable to FGI Industries Ltd. shareholders	(1,201,089)	733,604	(1,934,693)	(263.7)
Adjusted (loss) income from operations(1)	(1,613,635)	2,840,401	(4,454,036)	(156.8)
Adjusted operating margins (%)(1)	(1.2)	2.4	(360)	bps
Adjusted net (loss) income attributable to FGI Industries Ltd. shareholders(1)	$(939,648)	$1,731,512	$(2,671,160)	(154.3)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
Our revenue increased by $14.6 million, or 12.4%, to $131.8 million for the year ended December 31, 2024, from $117.2 million for the year ended December 31, 2023. The increase in our revenue was primarily driven by increases in sales of sanitaryware, shower system and custom kitchen cabinetry categories.
Revenue categories by product are summarized as follow:

	For the Years Ended December 31,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$81,109,955	61.5	$75,551,117	64.4	7.4
Bath Furniture	14,739,205	11.2	14,770,376	12.6	(0.2)
Shower System	25,521,977	19.4	19,997,197	17.1	27.6
Others	10,446,936	7.9	6,922,914	5.9	50.9
Total	$131,818,073	100.0	$117,241,604	100.0	12.4
We derive the majority of our revenue from sales of sanitaryware, which accounted for 61.5% and 64.4% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue generated from the sales of sanitaryware increased by 7.4% to $81.1 million for the year ended December 31, 2024, from $75.6 million for the year ended December 31, 2023. This growth was primarily driven by higher sales volumes. Despite the overall increase in revenue, the decline in sanitaryware’s share of total revenue suggests a diversification of our product mix, reflecting our strategic efforts to expand other product categories.
Our revenue from bath furniture sales accounted for 11.2% and 12.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue generated from bath furniture sales decreased by 0.2% to $14.7 million for the year ended December 31, 2024 from $14.8 million for the year ended December 31, 2023.
Revenue from shower systems made up approximately 19.4% and 17.1% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue from sales of shower systems increased by 27.6% to $25.5 million for the year ended December 31, 2024 from $20.0 million for the year ended December 31, 2023. Our strategic initiatives in the shower systems category continue driving significant revenue growth.
Our revenue from sales of other products (custom kitchen cabinetry and other small offerings) increased by 50.9% to $10.4 million for the three months ended December 31, 2024, compared to $6.9 million for the year ended December 31, 2023. This growth was primarily driven by a significant increase in sales volume for custom kitchen cabinetry, supported by the expansion of our network of kitchen cabinetry dealers in the United States. Additionally, revenue benefited from continued dealer acquisitions and the successful introduction of new product offerings, which further strengthened our market presence and customer reach.
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Years Ended December 31,				Change
	2024	Percentage	2023	Percentage	Percentage
	USD	%	USD	%	%
United States	$82,378,167	62.5	$74,572,336	63.6	10.5
Canada	35,151,631	26.7	31,092,989	26.5	13.1
Europe	13,301,990	10.1	11,477,070	9.8	15.9
Rest of World	986,285	0.7	99,209	0.1	894.1
Total	$131,818,073	100.0	$117,241,604	100.0	12.4
We generated the majority of our revenue in the United States market, which amounted to $82.4 million for the year ended December 31, 2024, and $74.6 million for the year ended December 31, 2023, representing a 10.5% increase. This revenue accounted for 62.5% and 63.6% of our total revenue for the years ended December 31, 2024 and 2023, respectively. This growth was primarily driven by the expansion of our distribution network and the successful execution of marketing initiatives.
Our second largest market is Canada. Our revenue generated in the Canadian market was $35.2 million and $31.1 million for the years ended December 31, 2024 and 2023, respectively, representing a 13.1% increase. The strong performance in Canada underscores the effectiveness of our regional growth strategy and highlights the market’s increasing contribution to our overall revenue.

We also derive our revenue from Europe, which consists primarily of sales in Germany. This amounted to $13.3 million and $11.5 million for the years ended December 31, 2024 and 2023, respectively, representing a 15.9% increase.
Gross Profit
Gross profit was $35.4 million for the year ended December 31, 2024, reflecting a 10.4% increase compared to the prior year. Gross profit margin percentage stood at 26.9% for the year ended December 31, 2024, a 50-basis-point decrease from 27.4% in 2023. This gross profit performance was driven by increased sales volume and a sustained focus on a higher-margin product mix.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $5.7 million, or 28.3%, to $25.6 million for the year ended December 31, 2024, from $20.0 million for the year ended December 31, 2023. The increase was driven by higher personnel costs, expanded marketing and promotional activities, and rising warehouse expenses, reflecting the impact of inflation and our continued investment in driving sales growth.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $1.8 million, or 21.1%, to $10.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was driven by inflationary pressures and expenses related to newly formed subsidiaries and growth initiatives, supporting our continued expansion and operational growth.
Research and development expenses primarily comprised personnel costs and product development expenditures. Our R&D activities remained stable and had a minimal impact on our overall consolidated results of operations.
Other Income (Expenses)
We incurred insignificant other income and expenses during the years ended December 31, 2024 and 2023. Other income and expenses primarily include interest income and expenses, as well as miscellaneous non-operating income and expenses.
Total other expenses, net decreased by approximately $0.7 million or 80.1%, to $0.2 million for the year ended December 31, 2024, from $0.9 million for the year ended December 31, 2023. This decrease was primarily driven by proceeds from a settlement agreement and gains from foreign currency transactions, partially offset by higher interest expenses derived from our credit facilities.
Provision for Income Taxes
We recorded income tax benefit of $0.5 million for the year ended December 31, 2024, and provision for income tax of $0.8 million for the year ended December 31, 2023. Loss before income taxes resulted in a tax benefit for the year.
Net (Loss) Income
For the year ended December 31, 2024, we reported a net loss of $1.7 million, compared to a net income of $0.6 million in 2023, reflecting a $2.3 million decrease. This change was driven by a combination of factors discussed above. While these factors impacted short-term profitability, they position us for long-term growth and operational strength.
Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operating activities and cash borrowed under credit facilities, which we believe provides sufficient liquidity to support our financing needs. As of December 31, 2024, we had cash and working capital of $4.6 million and $10.4 million, respectively. As of December 31, 2024, we had approximately $14.5 million outstanding in the aggregate under our credit facilities discussed below for working capital replenishment.
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
East West Bank Credit Facility
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and a maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date to June 21, 2025 while efforts regarding a renewal of the facility are ongoing.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of December 31, 2024, FGI Industries was in compliance with these financial covenants.
The loan bears interest rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2024 and 2023 was 7.25% and 8.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9.6 million and $7.0 million as of December 31, 2024 and 2023, respectively.
RBC Bank Loan
FGI Canada Ltd. has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.2 million as of December 31, 2024). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2024, FGI Canada Ltd. was not in compliance with certain financial covenants in the Canadian Revolver related to its debt to tangible net worth ratio. In December 2024, FGI Canada Ltd. obtained a waiver from the lender acknowledging the non-compliance and FGI Canada Ltd.’s plan to remedy the default on or before March 31, 2025. The Company has classified the outstanding balance of the loan as a current liability on the consolidated balance sheet as of December 31, 2024. The Company has sufficient liquidity to repay the loan in full if immediate settlement were required.
Borrowings under this line of credit amounted to $2.6 million and $0 as of December 31, 2024 and 2023, respectively. The facility matures at the discretion of HSBC Canada upon 60 days’ notice.
FGI Canada Ltd. also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.

CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.3 million and $0 as of December 31, 2024 and 2023, respectively.
On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million.
Cash Flows
The following table summarizes the key components of our cash flows for the years ended December 31, 2024, and 2023.

	For the Years Ended December 31,
	2024	2023
	USD	USD
Net cash (used in) provided by operating activities	$(7,425,317)	$2,212,823
Net cash used in investing activities	(2,875,816)	(1,765,738)
Net cash provided by (used in) financing activities	7,543,192	(2,835,876)
Effect of exchange rate fluctuation on cash	(461,140)	98,604
Net changes in cash	(3,219,081)	(2,290,187)
Cash, beginning of year	7,777,241	10,067,428
Cash, end of year	$4,558,160	$7,777,241
Operating Activities
Net cash used in operating activities was approximately $7.4 million for the year ended December 31, 2024. This change primarily reflects strategic investments and working capital fluctuations. While 2024 saw a net loss, we continue to focus on long-term growth initiatives. Increases in accounts receivable and prepayments, as well as payments of operating lease liabilities, reflect our expanding operations and commitments. At the same time, higher accounts payable and a reduction in prepayments and other current assets provided a partial offset, demonstrating improved efficiency in managing liabilities.
Net cash provided by operating activities was approximately $2.2 million for the year ended December 31, 2023. This positive cash flow was primarily driven by a reduction in inventory and other current assets, reflecting improved inventory management and efficient working capital utilization. These benefits were partially offset by an increase in prepayments and other receivables, which resulted from higher advance payments to suppliers and other operational commitments. Additionally, a decrease in operating lease liabilities contributed to lower net cash inflows. Furthermore, an increase in accounts receivable impacted cash flow, reflecting higher sales on credit terms.
Investing Activities
Net cash used in investing activities was approximately $2.9 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, which was attributable to the purchases of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities was approximately $7.5 million for the year ended December 31, 2024 compared to net cash used in financing activities of $2.8 million for the year ended December 31, 2023. During 2023, we made net repayments on the revolving credit facility, resulting in an overall cash outflow in financing activities. The shift to net cash inflows in 2024 highlights our focus on enhancing liquidity and financial flexibility in response to evolving business needs and growth opportunities.

Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment and intangible assets. Our capital expenditures amounted to approximately $2.9 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of the consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this registration statement, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.
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
Recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity’s reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard on a retrospective basis for annual periods beginning January 1, 2024, and will adopt for interim periods within those annual periods beginning January 1, 2025. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position or results of operations.

Recently issued accounting standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective on a prospective or retrospective basis for annual period beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2025. The adoption of this guidance will modify its disclosures, but will not have an impact on its financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2027. The adoption of this guidance will modify its disclosures, but will not have an impact on its financial position or results of operations.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.
Non-GAAP Measures
In addition to the measures presented in our consolidated financial statements, we use the following non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our non-GAAP measures are: Adjusted Operating Income, Adjusted Operating Margins and Adjusted Net Income. These non-GAAP financial measures are not prepared in accordance with GAAP. They are supplemental financial measures of our performance only, and should not be considered substitutes for net income, income from operations or any other measure derived in accordance with GAAP and may not be comparable to similarly titled measures reported by other entities.
We define Adjusted Operating Income as GAAP income from operations excluding the impact of certain non-recurring income and expenses, including non-recurring compensation expenses related to our IPO, unusual litigation and business expansion expense. We define Adjusted Net Income as GAAP income before income taxes excluding the impact of certain non-recurring income and expenses, such as non-recurring compensation expenses related to our IPO, unusual litigation and business expansion expense, as well as income taxes at historical average effective rate and net income attributable to non-controlling shareholders. We define Adjusted Operating Margins as Adjusted Operating Income divided by revenue.
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

The following table reconciles GAAP income from operations to Adjusted Operating Income and Adjusted Operating Margins, as well as GAAP net income to Adjusted Net Income for the periods presented.

	For the Years Ended December 31,
	2024	2023
	USD	USD
(Loss) income from operations	$(2,099,591)	$2,304,443
Adjustments:
Non-recurring IPO-related share-based compensation	238,876	238,876
IPO and arbitration legal fee	—	50,000
Business expansion expense	247,080	247,082
Adjusted Operating (Loss) Income	$(1,613,635)	$2,840,401
Revenue	$131,818,073	$117,241,604
Adjusted Operating Margins (%)	(1.2)	2.4

	For the Years Ended December 31,
	2024	2023
	USD	USD
(Loss) income before income taxes	$(2,282,098)	$1,387,788
Adjustments:
Non-recurring IPO-related share-based compensation	238,876	238,876
IPO and arbitration legal fee	—	50,000
Business expansion expense	247,080	247,082
Adjusted (loss) income before income taxes	(1,796,142)	1,923,746
Less: income taxes at 18% rate	(323,306)	346,274
Less: net loss attributable to non-controlling shareholders	(533,188)	(154,040)
Adjusted Net (Loss) Income	$(939,648)	$1,731,512
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Regulation S-K and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FGI INDUSTRIES LTD.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
FGI Industries Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FGI Industries Ltd. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, NY
March 31, 2025

FGI INDUSTRIES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of December 31, 2023
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$4,558,160	$7,777,241
Accounts receivable, net	20,293,555	16,195,543
Inventories, net	13,957,867	9,923,852
Prepayments and other current assets	2,091,407	4,617,751
Prepayments and other receivables – related parties	11,996,973	7,600,283
Total current assets	52,897,962	46,114,670

PROPERTY AND EQUIPMENT, NET	3,634,340	1,910,491

OTHER ASSETS
Intangible assets	1,849,951	102,227
Operating lease right-of-use assets, net	12,823,747	15,203,576
Deferred tax assets, net	2,665,585	1,168,833
Other noncurrent assets	1,589,830	1,245,133
Total other assets	18,929,113	17,719,769
Total assets	$75,461,415	$65,744,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$14,502,367	$6,959,175
Accounts payable	19,349,529	14,524,607
Accounts payable – related parties	894,661	735,308
Income tax payable	23,189	189,119
Operating lease liabilities – current	1,867,956	1,595,998
Accrued expenses and other current liabilities	5,905,124	4,039,499
Total current liabilities	42,542,826	28,043,706

OTHER LIABILITIES
Operating lease liabilities – noncurrent	11,352,939	13,674,452
Total liabilities	53,895,765	41,718,158

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,563,914 and 9,547,607 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	956	955
Additional paid-in capital	21,279,047	20,877,832
Retained earnings	3,212,435	4,413,524
Accumulated other comprehensive loss	(2,239,560)	(1,111,499)
FGI Industries Ltd. shareholders’ equity	22,252,878	24,180,812
Non-controlling interests	(687,228)	(154,040)
Total shareholders’ equity	21,565,650	24,026,772
Total liabilities and shareholders’ equity	$75,461,415	$65,744,930
_________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2024	2023
	USD	USD
Revenue	$131,818,073	$117,241,604

Cost of revenue	96,390,733	85,164,322

Gross profit	35,427,340	32,077,282

Operating expenses
Selling and distribution	25,627,634	19,971,912
General and administrative	10,199,914	8,424,083
Research and development	1,699,383	1,376,844
Total operating expenses	37,526,931	29,772,839

(Loss) income from operations	(2,099,591)	2,304,443

Other income (expenses)
Interest income	9,792	10,543
Interest expense	(1,246,742)	(749,729)
Other income (expenses), net	1,054,443	(177,469)
Total other income (expenses), net	(182,507)	(916,655)

(Loss) income before income taxes	(2,282,098)	1,387,788

Provision for (benefit of) income taxes
Current	963,542	711,518
Deferred	(1,511,363)	96,706
Total (benefit of) provision for income taxes	(547,821)	808,224

Net (loss) income	(1,734,277)	579,564
Less: net loss attributable to non-controlling shareholders	(533,188)	(154,040)
Net (loss) income attributable to FGI Industries Ltd. shareholders	(1,201,089)	733,604

Other comprehensive (loss) income
Foreign currency translation adjustment	(1,128,061)	284,820

Comprehensive (loss) income	(2,862,338)	864,384
Less: comprehensive loss attributable to non-controlling shareholders	(533,188)	(154,040)
Comprehensive (loss) income attributable to FGI Industries Ltd. shareholders	$(2,329,150)	$1,018,424

Weighted average number of ordinary shares
Basic	9,565,167	9,525,434
Diluted	9,565,167	9,821,112

(Loss) earnings per share
Basic	$(0.13)	$0.08
Diluted	$(0.13)	$0.07
_________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Preference Shares		Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total FGI Industries Ltd. Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	—	$—	9,500,000	$950	$20,459,859	$3,679,920	$(1,396,319)	$22,744,410	$—	$22,744,410
Share-based compensation	—	—	47,607	5	417,973	—	—	417,978	—	417,978
Net income (loss)	—	—	—	—	—	733,604	—	733,604	(154,040)	579,564
Foreign currency translation adjustments	—	—	—	—	—	—	284,820	284,820	—	284,820
Balance at December 31, 2023	—	$—	9,547,607	$955	$20,877,832	$4,413,524	$(1,111,499)	$24,180,812	$(154,040)	$24,026,772
Share-based compensation	—	—	16,307	1	401,215	—	—	401,216	—	401,216
Net loss	—	—	—	—	—	(1,201,089)	—	(1,201,089)	(533,188)	(1,734,277)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,128,061)	(1,128,061)	—	(1,128,061)
Balance at December 31, 2024	—	$—	9,563,914	$956	$21,279,047	$3,212,435	$(2,239,560)	$22,252,878	$(687,228)	$21,565,650
_________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,734,277)	$579,564
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	474,828	200,764
Amortization	2,701,615	1,816,738
Share-based compensation	401,216	417,978
Provision for credit losses	137,592	78,640
Provision for defective return	257,643	(851,554)
Foreign exchange transaction (gain) loss	(659,544)	185,317
Deferred income tax (benefit) expense	(1,496,752)	96,707
Changes in operating assets and liabilities
Accounts receivable	(4,928,997)	(1,126,770)
Inventories	(4,034,016)	3,368,740
Prepayments and other current assets	1,284,680	(1,206,546)
Prepayments and other receivables – related parties	(3,960,942)	(1,956,634)
Other noncurrent assets	(344,697)	883,108
Income taxes	(165,930)	155,769
Accounts payable	4,824,922	(194,362)
Accounts payable - related parties	159,353	630,866
Operating lease liabilities	(2,207,636)	(1,324,641)
Accrued expenses and other current liabilities	1,865,625	459,139
Net cash (used in) provided by operating activities	(7,425,317)	2,212,823

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,206,052)	(840,387)
Purchase of intangible assets	(669,764)	(925,351)
Net cash used in investing activities	(2,875,816)	(1,765,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	7,543,192	(2,835,876)
Net cash provided by (used in) financing activities	7,543,192	(2,835,876)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(461,140)	98,604

NET CHANGES IN CASH	(3,219,081)	(2,290,187)
CASH, BEGINNING OF YEAR	7,777,241	10,067,428
CASH, END OF YEAR	$4,558,160	$7,777,241

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(1,233,763)	$(749,646)
Cash paid during the period for income taxes	$(1,112,640)	$(552,163)

NON-CASH INVESTING AND FINANCING ACTIVITIES
New addition on right-of-use assets	$(158,082)	$(7,204,742)
Acquisition of intangible asset partially through prior period advanced payment	$(1,241,664)	$—
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
The accompanying consolidated financial statements reflect the activities of FGI and each of the following entities, in each case, as contemplated after the Reorganization, as described below:

Name	Background	Ownership
FGI Industries Inc. (formerly named Foremost Groups, Inc.)	•A New Jersey corporation •Incorporated on January 5, 1988 •Sales and distribution in the United States	100% owned by FGI
FGI Europe Investment Limited	•A British Virgin Islands holding company •Incorporated on January 1, 2007	100% owned by FGI
FGI International, Limited	•A Hong Kong company •Incorporated on June 2, 2021 •Sales, sourcing and product development	100% owned by FGI
FGI Canada Ltd.	•A Canadian company •Incorporated on October 17, 1997 •Sales and distribution in Canada	100% owned by FGI Industries Inc.
FGI Germany GmbH & Co. KG	•A German company •Incorporated on January 24, 2013 •Sales and distribution in Germany	100% owned by FGI Europe Investment Limited
FGI China, Ltd.	•A PRC limited liability company •Incorporated on August 19, 2021 •Sourcing and product development	100% owned by FGI International, Limited
FGI United Kingdom Ltd	•An UK company •Incorporated on December 10, 2021 •Sales and distribution in UK	100% owned by FGI Europe Investment Limited
FGI Australasia Pty Ltd	•An Australian company •Incorporated on September 8, 2022 •Sales and distribution in Australia	100% owned by FGI
Covered Bridge Cabinetry Manufacturing Co., Ltd	•A Cambodian company •Incorporated on April 21, 2022 •Manufacturing in Cambodia	100% owned by FGI
Isla Porter LLC	•A New Jersey company •Formed on June 2, 2023 •Sales and distribution in the United States	60% owned by FGI Industries Inc.
FGI Industries India Private Limited	•An Indian company •Incorporated on June 11, 2024 •Sales and distribution in India	100% owned by FGI

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
On January 14, 2022, FGI Industries, a wholly-owned subsidiary of the Company, entered into a shared services agreement (the “FHI Shared Services Agreement”) with Foremost Home Inc., a newly-formed wholly-owned subsidiary of Foremost (“FHI”). Pursuant to the FHI Shared Services Agreement, FGI Industries provides FHI with general and administrative services, information technology systems services and human resources services, as well as warehouse space services and supply chain services in the United States. Under the FHI Shared Services Agreement, FHI will reimburse any reasonable and documented out-of-pocket fees incurred by FGI Industries as well as pay a service fee for each service. For warehouse services, FHI will pay FGI Industries a $500,000 annual fee as well as a fee equal to 4% of gross product sales of all products stored in such warehouses. For all other services provided, FHI will pay a service fee equal to the total costs incurred by FGI Industries for such service generally divided by the number of FHI employees relative to FGI Industries employees. The FHI Shared Services Agreement had an initial term of one year and renews automatically unless cancelled by either party upon the giving of at least 60 days notice in advance of the expiration of the then-current term.
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
The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the K&B Business are included in the Company’s consolidated balance sheets. The Company’s consolidated statements of operations and comprehensive (loss) income consists all the revenue, costs and expenses of the K&B Business, including allocations to selling and distribution expenses, general and administrative expenses, and research and development expenses, and which were incurred by FGI but related to the K&B Business prior to the Reorganization.
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

Since December 2023, the books and records of FHI have been completely separated from FGI Industries. The following table sets forth the revenue, cost of revenue and operating expenses that were irrelevant to the K&B Business allocated from FGI Industries to Foremost Home, Inc. for years ended December 31, 2024 and 2023, respectively.

	For the Years Ended December 31,
	2024	2023
	USD	USD
Revenue	$—	$991,919
Cost of revenue	—	(768,065)
Gross profit	—	223,854
Selling and distribution expenses	—	45,979
General and administrative expenses	—	—
Research and development expenses	—	—
Income from operations	$—	$269,833
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
Historically, the Company finances its operations through internally generated cash, short-term loans and payables. As of December 31, 2024, the Company had approximately $4.6 million in cash and cash equivalents, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use.
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
Foreign currency translation and transaction
The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International, which is incorporated in Hong Kong and adopted the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the consolidated statements of operations and comprehensive (loss) income.
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.3094 and 7.1006 as of December 31, 2024 and 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.4384 and 1.3246 as of December 31, 2024 and 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9600 and 0.9059 as of December 31, 2024 and 2023, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 85.4912 as of December 31, 2024; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.

Reclassification
Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the depreciation and amortization in the consolidated statements of cash flows. These reclassifications have no effect on the consolidated balance sheets and the consolidated statements of operations and comprehensive (loss) income previously reported.
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of December 31, 2024 and 2023.
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

Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and 2023, no impairment of long-lived assets was recognized.
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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Years Ended December 31,
	2024	2023
	USD	USD
Revenue by product line
Sanitaryware	$81,109,955	$75,551,117
Bath Furniture	14,739,205	14,770,376
Shower System	25,521,977	19,997,197
Others	10,446,936	6,922,914
Total	$131,818,073	$117,241,604

	Total Revenue		Total Assets
	For the Years Ended December 31,		As of December 31,
	2024	2023	2024	2023
	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$82,378,167	$74,572,336	$47,935,433	$38,401,665
Canada	35,151,631	31,092,989	15,027,362	17,850,709
Europe	13,301,990	11,477,070	1,625,994	528,068
Rest of World	986,285	99,209	10,872,626	8,964,488
Total	$131,818,073	$117,241,604	$75,461,415	$65,744,930

Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the years ended December 31, 2024 and 2023, shipping and handling expense was $1,261,294 and $711,640, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company, with the assistance of an independent third-party valuation firm, determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $401,216 and $417,978 for the years ended December 31, 2024 and 2023, respectively.
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
The Company records and penalties on its uncertain tax positions, which were insignificant for the years ended December 31, 2024 and 2023, in income tax expense.
As of December 31, 2024, the tax years ended December 31, 2021 through December 31, 2023 for FGI Industries remain open for statutory examination by tax authority.
The Company record the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.
Non-controlling interests
The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the consolidated statements of operations and comprehensive (loss)

income as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.
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
Earnings (loss) per share
The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260 – Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
	USD	USD
Numerator:
Net (loss) income attributable to FGI Industries Ltd. shareholders	$(1,201,089)	$733,604

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,565,167	9,525,434
Potentially dilutive shares from outstanding options/warrants	—	295,678
Weighted-average number of ordinary shares outstanding — diluted	9,565,167	9,821,112

Earnings (loss) per share — basic	$(0.13)	$0.08
Earnings (loss) per share — diluted	$(0.13)	$0.07
Segment reporting
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity’s reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard on a retrospective basis for annual periods beginning January 1, 2024, and will adopt for interim periods within those annual periods beginning January 1, 2025. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position or results of operations.

Recently issued accounting standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective on a prospective or retrospective basis for annual period beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2025. The adoption of this guidance will modify its disclosures, but will not have an impact on its financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2027. The adoption of this guidance will modify its disclosures, but will not have an impact on its financial position or results of operations.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of December 31, 2024	As of December 31, 2023
	USD	USD

Accounts receivable	$21,487,303	$17,184,706
Allowance for credit losses	(191,821)	(244,879)
Accrued defective return and discount	(1,001,927)	(744,284)
Accounts receivable, net	$20,293,555	$16,195,543
Movements of allowance for credit losses are as follows:

	For the Years Ended December 31,	For the Year Ended December 31,
	2024	2023
	USD	USD

Beginning balance	$244,879	$438,843
Provision	137,592	78,640
Write-off	(190,650)	(272,604)
Ending balance	$191,821	$244,879

Movements of accrued defective return and discount accounts are as follows:

	For the Years Ended December 31,	For the Year Ended December 31,
	2024	2023
	USD	USD

Beginning balance	$744,284	$1,595,838
Provision (recovery)	257,643	(851,554)
Ending balance	$1,001,927	$744,284
Note 4 — Inventories, net
Inventories, net consisted of the following:

	As of December 31, 2024	As of December 31, 2023
	USD	USD

Finished product	$14,789,552	$10,565,858
Reserves for slow-moving inventories	(831,685)	(642,006)
Inventories, net	$13,957,867	$9,923,852
Movements of inventory reserves are as follows:

	For the Years Ended December 31,	For the Year Ended December 31,
	2024	2023
	USD	USD

Beginning balance	$642,006	$663,530
Provision (recovery)	189,679	(21,524)
Ending balance	$831,685	$642,006
Note 5 — Prepayments and other assets
Prepayments and other assets consisted of the following:

	As of December 31, 2024	As of December 31, 2023
	USD	USD

Prepayments	$1,806,555	$3,953,340
Others	284,852	664,411
Total prepayments and other assets	$2,091,407	$4,617,751

Note 6 — Property and equipment, net
Property and equipment, net consist of the following:

	As of December 31, 2024	As of December 31, 2023
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	1,919,687	1,695,361
Machinery and equipment	3,549,167	1,613,439
Furniture and fixtures	274,994	259,449
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	6,864,203	4,688,604
Less: accumulated depreciation	(3,311,647)	(2,778,113)
Prepayment for purchase of equipment and construction-in-progress	81,784	—
Total	$3,634,340	$1,910,491
Depreciation expenses for the years ended December 31, 2024 and 2023 amounted to $474,828 and $200,764, respectively, which were included in general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of December 31, 2024, the Company’s leases have remaining lease terms up to 10.2 years.
The Company also purchased an operating lease for land from a common control affiliate for manufacturing purposes, which has a remaining lease term up to 47.5 years and can be extended for another 50.0 years for $1.
For the years ended December 31, 2024, and 2023, the total lease expenses were $2,763,970 and $2,581,542 respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of December 31, 2024	As of December 31, 2023
	USD	USD

Operating lease right-of-use assets	$12,823,747	$15,203,576
Operating lease liabilities – current	$1,867,956	$1,595,998
Operating lease liabilities – noncurrent	11,352,939	13,674,452
Total operating lease liabilities	$13,220,895	$15,270,450

Information relating to the lease term and discount rate are as follows:

	As of December 31, 2024	As of December 31, 2023

Weighted-average remaining lease term
Operating leases	8.7 years	9.4 years
Weighted-average discount rate
Operating leases	5.7%	5.7%
As of December 31, 2024, the maturities of operating lease liabilities were as follows:

For the 12 months ending December 31,
2025	$2,575,464
2026	2,622,311
2027	2,613,448
2028	2,221,045
2029	1,339,891
Thereafter	5,258,220
Total lease payments	16,630,379
Less: imputed interest	(3,409,484)
Present value of lease liabilities	$13,220,895
Note 8 — Short-term loans
East West Bank loan
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had a maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date to June 21, 2025 while efforts regarding a renewal of the facility are ongoing. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of December 31, 2024, FGI Industries was in compliance with these financial covenants.
The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2024 and 2023 was 7.25% and 8.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9.6 million and $7.0 million as of December 31, 2024 and 2023, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada Ltd. has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.2 million as of December 31, 2024). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2024, FGI Canada Ltd. was not in compliance with certain financial covenants in the Canadian Revolver related to its debt to tangible net worth ratio. In December 2024, FGI Canada Ltd. obtained a waiver from the lender acknowledging the non-compliance and FGI Canada Ltd.’s plan to remedy the default on or before March 31, 2025. The Company has classified the outstanding balance of the loan as a current liability on the consolidated balance sheet as of December 31, 2024. The Company has sufficient liquidity to repay the loan in full if immediate settlement were required.
Borrowings under this line of credit amounted to $2.6 million and $0 as of December 31, 2024 and 2023, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada Ltd. also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.3 million and $0 as of December 31, 2024 and 2023, respectively.
On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million.
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

Restricted shares units (“RSU”)
In January 2022, the Company issued 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as of January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of December 31, 2024, 122,500 of these granted RSUs were vested.
In April 2022, the Company issued 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as of April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of December 31, 2024, 7,778 of these granted RSUs were vested.
In May 2022, the Company issued 87,611 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards were subjected to performance conditions through December 31, 2024. The grant date fair value for these RSUs was $198,000 based on the closing share price of $2.26 as of May 11, 2022. If the maximum performance was met, the Company would have issued an additional 43,805 RSUs under these awards with a grant date fair value of $99,000. As of December 31, 2024, all RSUs were canceled and none of them were vested.
In May 2022, the Company issued 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2024. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as of May 17, 2022. As of December 31, 2024, all RSUs were canceled and none of them were vested.
In March 2023, the Company issued 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as of March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of December 31, 2024, none of these RSUs were vested.
In March 2023, the Company issued 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as of March 29, 2023. As of December 31, 2024, 10,120 of these RSUs were vested.
In March 2024, the Company issued 413,354 RSUs under the 2021 Equity Plan to the Company’s directors, officers and employees. All these awards are subjected to performance conditions through December 31, 2026. The grant date fair value for these RSUs was $620,031 based on the closing share price of $1.50 as of March 22, 2024. If the maximum performance is met, the Company will issue an additional 206,677 RSUs under these awards with a grant date fair value of $310,016. As of December 31, 2024, none of these RSUs were vested.
In April 2024, the Company issued 13,333 RSUs under the 2021 Equity Plan to one of the Company’s employees. This award was subject to performance obligations through December 31, 2024. The grant date fair value for these RSUs was $20,000 based on the closing share price of $1.50 as of April 1, 2024. If the maximum performance was met, the Company would have issued an additional 6,667 RSUs under these awards with a grant date fair value of $10,000. As of December 31, 2024, all RSUs were canceled and none of them were vested.

The following is a summary of the restricted share granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2023	296,474
Granted	113,984
Vested	(66,111)
Canceled	(87,611)
Non-vested as of December 31, 2023	256,736
Granted	426,687
Vested	(74,287)
Canceled	(29,696)
Non-vested as of December 31, 2024	579,440
The following is a summary of the status of restricted share at December 31, 2024:

Outstanding Restricted Shares
Fair Value per share	Number	Average Remaining Amortization Period (Years)
$3.90	61,250	0.08
$2.52	972	0.25
$2.08	96,635	1.25
$2.08	7,229	1.25
$1.50	413,354	2.25
	579,440
Share options (“Options”)
In March 2022, the Company issued 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2024, 90,518 of these granted options were vested.
In April 2022, the Company issued 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2024, 86,552 of these granted options were vested.
In May 2022, the Company issued 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could result in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of December 31, 2024, 137,675 of these granted options were vested.

In March 2023, the Company issued 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of December 31, 2024, all options were canceled and none of them were vested.
In April 2023, the Company issued 106,341 share options under the 2021 Equity Plan with an exercise price per share of $1.74 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $112,423 determined using the Black-Scholes simplified method at the per option fair value of $1.06. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2024, 59,078 of these granted options were vested.
In March 2024, the Company issued 529,635 share options under the 2021 Equity Plan with an exercise price per share of $1.50 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $447,000 determined using the Black-Scholes simplified method at the per option fair value of $0.84. All these options are subjected to performance conditions through December 31, 2024, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of December 31, 2024, none of these granted options were vested.
In April 2024, the Company issued 167,994 share options under the 2021 Equity Plan with an exercise price per share of $1.32 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $126,163 determined using the Black-Scholes simplified method at the per option fair value of $0.75. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of December 31, 2024, none of these granted options were vested.
The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value
		USD	USD	Years	USD
Share options outstanding at December 31, 2023	462,340	$2.37	$1.20	9.35	$—
Granted	697,629	1.46	0.82	10.00	—
Forfeited	—
Exercised	—
Expired	—
Share options outstanding at December 31, 2024	1,159,969	1.82	0.96	8.56	—
Vested and exercisable at December 31, 2024	373,824	$2.43	$1.18	7.44	$—
For the years ended December 31, 2024 and 2023, the total fair value of options awarded was $573,163 and $313,423, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the year ended December 31, 2024. The assumptions used to value the options granted to employees were as follows:

	April 2024	March 2024	April 2023	March 2023

Risk-free interest rate (%)	4.54	4.21	3.50	3.65
Expected volatility range (%)	55.32	55.11	63.39	63.36
Fair market value per ordinary share as at grant dates	$1.32	$1.50	$1.74	$2.08
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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Years Ended December 31,
	2024	2023
	USD	USD
Selling and distribution expenses	$190,864	$124,994
General and administrative expenses	210,352	292,984
Total share-based compensation expenses	$401,216	$417,978
As of December 31, 2024, there was $202,328 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 1.41 years.

Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Years Ended December 31,
	2024	2023
	USD	USD
Income components
United States	$(5,300,760)	$(681,951)
Outside United States	3,018,662	2,069,739
Total pre-tax (loss) income	$(2,282,098)	$1,387,788
Provision for (benefit of) income taxes
Current
Federal	$2,809	$27,451
State	46,915	13,555
Foreign	913,818	670,512
	963,542	711,518
Deferred
Federal	(941,331)	24,622
State	(435,241)	92,271
Foreign	(134,791)	(20,187)
	(1,511,363)	96,706
Total (benefit of) provision for income taxes	$(547,821)	$808,224
Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Years Ended December 31,
	2024	2023
	%	%
Federal statutory rate	21.0	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	13.4	(0.5)
Foreign operations	(6.4)	15.1
Permanent items	(8.1)	3.1
Deferred adjustments	—	16.8
Others	4.1	2.7
Effective tax rate	24.0	58.2
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of December 31, 2024	As of December 31, 2023
	USD	USD

Deferred tax assets
Allowance for credit losses	$45,859	$58,476
Other reserve	127,515	61,371
Accrued expenses	152,600	143,823
Lease liability	1,464,256	1,769,328
Charitable contributions	331	8,181
Business interest limitation	634,794	242,862
Net operating loss – federal	976,500	310,099
Net operating loss – state	328,861	27,337
Other	186,554	66,063
Total deferred tax assets	3,917,270	2,687,540
Less: valuation allowance	—	—
Net deferred tax assets	3,917,270	2,687,540
Deferred tax liabilities
Fixed assets	1,416,178	1,728,364
Intangibles	(164,493)	(209,657)
Total deferred tax liabilities	1,251,685	1,518,707
Deferred tax assets, net of deferred tax liabilities	$2,665,585	$1,168,833
The deferred tax assets related to the Company’s net operating losses of $10,056,026 (Federal $4,649,994 and States $5,406,032) and $1,836,077 (Federal $1,476,655 and States $359,422) as of December 31, 2024 and December 31, 2023, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at December 31, 2024 or December 31, 2023. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.
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

Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Years Ended December 31,
			2024	2023
			USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$799,967	$—
			$799,967	$—
Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Years Ended December 31,
			2024	2023
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$6,157,455	$7,003,714
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	8,385,673	2,308,468
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	330,722	16,026
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchases	125,208	575,061
Foremost Australasia Pty Ltd	An entity under common control	Purchases	—	409,777
			$14,999,058	$10,313,046
The ending balances of such transactions as of December 31, 2024 and 2023 are listed of the following:
Prepayments — related parties

Name of Related Party	As of December 31, 2024	As of December 31, 2023
	USD	USD

Focal Capital Holding Limited	$9,975,298	$6,658,498
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	—	9,181
	$9,975,298	$6,667,679
Accounts Payables — related parties

Name of Related Party	As of December 31, 2024	As of December 31, 2023
	USD	USD

Foremost Worldwide Co., Ltd.	$718,605	$735,308
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$56,389	$—
F.P.Z. Furniture (Cambodia) Co., Ltd.	$119,667	$—
	$894,661	$735,308

Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement for the years ended December 31, 2024 and 2023 were $761,672 and $821,864, respectively, which were booked under selling and distribution expenses and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the years ended December 31, 2024 and 2023 were $287,993 and $304,103, respectively.
Other Receivables (Payables) — related parties

Name of Related Party	Relationship	Nature of Transactions	As of December 31, 2024	As of December 31, 2023
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	2,654,286	1,183,612
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(340,901)	(251,008)
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(291,710)	—
			$2,021,675	$932,604
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.
Note 13 — Concentrations of risks
Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD100,000 (approximately USD69,522) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2024, a cash balance of CAD1,937,962 (USD1,347,304) was maintained at financial institutions in Canada, of which CAD1,837,962 (USD1,276,880) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD91,500) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2024, an aggregated cash balance of USD2,548,188 was maintained at financial institutions in Taiwan, of which USD2,260,205 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD104,167) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2024, cash balance of EUR132,650 (USD138,178) was maintained at financial institutions in Europe, of which EUR11,182 (USD11,647) was subject to credit risk. As of December 31, 2024, cash balance of USD143,567 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The Reserve Bank of India pays compensation up to a limit of INR500,000 (approximately USD5,849) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2024, cash balance of INR1,714,244 (USD20,052) was maintained at financial institutions in India, of which INR1,214,244 (USD14,203) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Customer concentration risk
For the year ended December 31, 2024, two customers accounted for 17.9% and 16.7% of the Company’s total revenue, respectively. For the year ended December 31, 2023, three customers accounted for 17.6%, 16.4% and 10.4% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2024 and 2023.
As of December 31, 2024, two customers accounted for 29.4% and 11.4% of the total balance of accounts receivable, respectively. As of December 31, 2023, four customers accounted for 27.2%, 19.0%, 12.0% and 11.1% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2024 and 2023.
Vendor concentration risk
For the year ended December 31, 2024, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 55.5% of the Company’s total purchases. For the year ended December 31, 2023, Huida accounted for 54.7% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the years ended December 31, 2024 and 2023.
As of December 31, 2024, Huida accounted for 69.6% of the total balance of accounts payable. As of December 31, 2023, Huida accounted for 71.4% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of December 31, 2024 and 2023.
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
Note 15 — Segment information
The Company follows ASC 280, “Segment Reporting” and adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The Company has one reporting segment. The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company, and hence the Company has only one reportable segment which derives its revenue from the supply of bath and kitchen products.
The accounting policies of the kitchen and bath segment are the same as those described in the summary of significant accounting policies. The measure of segment net income (loss) is reported on the consolidated statements of operations and comprehensive (loss) income as net income (loss). The measure of segment total assets is reported on the consolidated balance sheets as total assets.
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Years Ended December 31,
	2024	2023
	USD	USD
Revenue	$131,818,073	$117,241,604
Less:
Cost of revenue	96,390,733	85,164,322
Selling and distribution expenses	25,627,634	19,971,912
General and administrative expenses	10,199,914	8,424,083
Research and development expenses	1,699,383	1,376,844
Other segment items(1)	182,507	916,655
(Benefit of) provision for income taxes	(547,821)	808,224
Segment net (loss) income	(1,734,277)	579,564

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(1,734,277)	$579,564
(1) Other segment items included interest income, interest expense and non-recurring other income and expenses.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective.

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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective.
Material Weaknesses in Internal Control Over Financial Reporting
During our assessment of internal control over financial reporting as of December 31, 2024, we identified the following material weaknesses:
•Inadequate segregation of duties related to the initiation and recording of journal entries to the general ledger.
•Inadequate evidence of management review controls regarding the review and approval of certain account reconciliations.
•Inadequate evidence and precision of management review controls regarding loan covenants and covenant calculations.
Remediation Efforts
We are evaluating and have begun implementing certain practices and procedures to address the foregoing material weaknesses. To remediate the material weaknesses related to the review of journal entry and account reconciliation, we have implemented system controls designed to prevent significant unauthorized transactions from being posted without review and established sufficient compensating controls for effective account reconciliations. To address the material weakness related to the debt covenant compliance, we have implemented an additional layer of review in the calculation and reporting process. We plan to continue the implementation of these and other remediation efforts to address the identified material weaknesses in the future.

Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
The other information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our financial statements filed in this Annual Report on Form 10-K under Item 8 of Part II hereof:
1.All financial statements. See Index to Consolidated Financial Statements.
2.Financial Schedules.
Schedules are omitted because the required information is included in the footnotes, immaterial or not applicable.
3.Exhibits. See Index to Exhibits below.
(b)EXHIBITS

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
10.2
Shared Services Agreement, dated January 14, 2022, by and between FGI Industries Inc. and Foremost Home Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

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

Exhibit Number	Description
10.7†	FGI Industries Ltd. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022).
10.8†	FGI Industries Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2021).
10.9†	FGI Industries Ltd. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2021).
10.10†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2021).
10.11†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2021).
10.12†	Form of Performance Based Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.13†	Form of Performance Based Stock Option Award (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022).
10.14†	Form of Director Retainer Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2021).
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

10.17†
Form of Indemnification Agreement by and between FGI Industries Ltd. and its individual directors (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed October 4, 2021).

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

10.20*	Letter Amendment by and between Royal Bank of Canada and FGI Canada Ltd., dated January 30, 2025.
10.21*	General Agreement for Omnibus Credit Lines, by and between CTBC Bank Co., Ltd. and FGI International, Limited.
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in Signature Page of Form 10-K).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certifications.
97	FGI Industries Compensation Recovery Policy, effective November 30, 2023 (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 26, 2024.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________________________________________________
†Indicates management contract or compensatory plan or arrangement.
#Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
*Filed herewith.
ITEM 16.   FORM 10-K SUMMARY
Omitted at the Company’s option.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2025
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

Signature	Title	Date

/s/ David Bruce	Chief Executive Officer and Director	March 31, 2025
David Bruce	(Principal Executive Officer)

/s/ Perry Lin	Chief Financial Officer	March 31, 2025
Perry Lin	(Principal Financial and Accounting Officer)

/s/ John Chen	Executive Chairman and Director	March 31, 2025
John Chen

/s/ Todd Heysse	Director	March 31, 2025
Todd Heysse

/s/ Kellie Zesch Weir	Director	March 31, 2025
Kellie Zesch Weir

/s/ Anagha Apte	Director	March 31, 2025
Jae Chung