Form 10-Q
period 2025-03-31
FGI Industries Ltd.
filed 2025-05-14
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock on May 9, 2025 was 9,591,555.

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
•our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,226,365	$4,558,160
Accounts receivable, net	18,932,030	20,293,555
Inventories, net	12,550,585	13,957,867
Prepayments and other current assets	2,385,062	2,091,407
Prepayments and other receivables – related parties	11,436,719	11,996,973
Total current assets	46,530,761	52,897,962

PROPERTY AND EQUIPMENT, NET	3,836,282	3,634,340

OTHER ASSETS
Intangible assets	1,877,415	1,849,951
Operating lease right-of-use assets, net	11,378,346	12,823,747
Deferred tax assets, net	3,424,283	2,665,585
Other noncurrent assets	1,415,145	1,589,830
Total other assets	18,095,189	18,929,113
Total assets	$68,462,232	$75,461,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$13,171,555	$14,502,367
Accounts payable	16,928,446	19,349,529
Accounts payable – related parties	260,278	894,661
Income tax payable	40,975	23,189
Operating lease liabilities – current	1,513,911	1,867,956
Accrued expenses and other current liabilities	5,299,634	5,905,124
Total current liabilities	37,214,799	42,542,826

OTHER LIABILITIES
Operating lease liabilities – noncurrent	10,334,602	11,352,939
Total liabilities	47,549,401	53,895,765

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Ordinary shares ($0.0001 par value, 200,000,000 shares authorized, 9,589,503 and 9,563,914 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	959	956
Additional paid-in capital	21,355,350	21,279,047
Retained earnings	2,583,343	3,212,435
Accumulated other comprehensive loss	(2,153,128)	(2,239,560)
FGI Industries Ltd. shareholders’ equity	21,786,524	22,252,878
Non-controlling interests	(873,693)	(687,228)
Total shareholders’ equity	20,912,831	21,565,650
Total liabilities and shareholders’ equity	$68,462,232	$75,461,415
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Revenue	$33,212,548	$30,753,519

Cost of revenue	24,312,290	22,340,036

Gross profit	8,900,258	8,413,483

Operating expenses
Selling and distribution	7,163,178	6,130,886
General and administrative	2,701,213	2,282,858
Research and development	316,726	320,673
Total operating expenses	10,181,117	8,734,417

Loss from operations	(1,280,859)	(320,934)

Other income (expenses)
Interest income	441	554
Interest expense	(302,760)	(222,207)
Other income, net	28,091	27,017
Total other expenses, net	(274,228)	(194,636)

Loss before income taxes	(1,555,087)	(515,570)

Provision for (benefit of) income taxes
Current	19,168	70,832
Deferred	(758,698)	(48,543)
Total (benefit of) provision for income taxes	(739,530)	22,289

Net loss	(815,557)	(537,859)
Less: net loss attributable to non-controlling shareholders	(186,465)	(125,670)
Net loss attributable to FGI Industries Ltd. shareholders	(629,092)	(412,189)

Other comprehensive income (loss)
Foreign currency translation adjustment	86,432	(22,578)

Comprehensive loss	(729,125)	(560,437)
Less: comprehensive loss attributable to non-controlling shareholders	(186,465)	(125,670)
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(542,660)	$(434,767)

Weighted average number of ordinary shares
Basic	9,578,983	9,547,607
Diluted	9,578,983	9,547,607

Loss per share
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Preference Shares		Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total FGI Industries Ltd. Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	9,563,914	$956	$21,279,047	$3,212,435	$(2,239,560)	$22,252,878	$(687,228)	$21,565,650
Share-based compensation	—	—	25,589	3	76,303	—	—	76,306	—	76,306
Net loss	—	—	—	—	—	(629,092)	—	(629,092)	(186,465)	(815,557)
Foreign currency translation adjustments	—	—	—	—	—	—	86,432	86,432	—	86,432
Balance at March 31, 2025	—	$—	9,589,503	$959	$21,355,350	$2,583,343	$(2,153,128)	$21,786,524	$(873,693)	$20,912,831

	Preference Shares		Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total FGI Industries Ltd. Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	9,547,607	$955	$20,877,832	$4,413,524	$(1,111,499)	$24,180,812	$(154,040)	$24,026,772
Share-based compensation	—	—	—	—	119,586	—	—	119,586	—	119,586
Net loss	—	—	—	—	—	(412,189)	—	(412,189)	(125,670)	(537,859)
Foreign currency translation adjustments	—	—	—	—	—	—	(22,578)	(22,578)	—	(22,578)
Balance at March 31, 2024	—	$—	9,547,607	$955	$20,997,418	$4,001,335	$(1,134,077)	$23,865,631	$(279,710)	$23,585,921
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(815,557)	$(537,859)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	147,287	87,871
Amortization	563,117	497,795
Share-based compensation	76,306	119,586
Provision for credit losses	1,899	18,412
Provision for defective return	123,538	671,184
Foreign exchange transaction (gain) loss	(13,781)	18,072
Deferred income tax benefit	(758,698)	(48,543)
Changes in operating assets and liabilities
Accounts receivable	823,212	(239,220)
Inventories	1,407,282	(1,627,111)
Prepayments and other current assets	(293,655)	(127,814)
Prepayments and other receivables – related parties	973,131	(5,075,121)
Other noncurrent assets	174,685	(364,657)
Income taxes	17,786	(419,174)
Accounts payable	(2,421,083)	(3,691)
Accounts payable - related parties	(634,383)	(3,022)
Operating lease liabilities	(417,283)	(344,389)
Accrued expenses and other current liabilities	(605,489)	(612,218)
Net cash used in operating activities	(1,651,686)	(7,989,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(349,875)	(609,035)
Purchase of intangible assets	(100,280)	(302,385)
Net cash used in investing activities	(450,155)	(911,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	(1,330,812)	4,483,476
Net cash (used in) provided by financing activities	(1,330,812)	4,483,476

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	100,858	(40,332)

NET CHANGES IN CASH	(3,331,795)	(4,458,175)
CASH, BEGINNING OF PERIOD	4,558,160	7,777,241
CASH, END OF PERIOD	$1,226,365	$3,319,066

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(302,819)	$(213,953)
Cash paid during the period for income taxes	$(850)	$(486,521)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$296,012	$—
Derecognition of lease liability upon early termination	$(1,251,111)	$—
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
The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities as described below:

Name	Background	Ownership
FGI Industries Inc. (“FGI Industries”, formerly named Foremost Groups, Inc.)	•A New Jersey corporation •Incorporated on January 5, 1988 •Sales and distribution in the United States	100% owned by FGI
FGI Europe Investment Limited (“FGI Europe”)	•A British Virgin Islands holding company •Incorporated on January 1, 2007	100% owned by FGI
FGI International, Limited (“FGI HK”)	•A Hong Kong company •Incorporated on June 2, 2021 •Sales, sourcing and product development	100% owned by FGI
FGI Canada Ltd. (“FGI Canada”)	•A Canadian company •Incorporated on October 17, 1997 •Sales and distribution in Canada	100% owned by FGI Industries Inc.
FGI Germany GmbH & Co. KG (“FGI Germany”)	•A German company •Incorporated on January 24, 2013 •Sales and distribution in Germany	100% owned by FGI Europe Investment Limited
FGI China, Ltd. (“FGI China”)	•A PRC limited liability company •Incorporated on August 19, 2021 •Sourcing and product development	100% owned by FGI International, Limited
FGI United Kingdom Ltd (“FGI UK”)	•An UK company •Incorporated on December 10, 2021 •Sales and distribution in UK	100% owned by FGI Europe Investment Limited
FGI Australasia Pty Ltd (“FGI UK”)	•An Australian company •Incorporated on September 8, 2022 •Sales and distribution in Australia	100% owned by FGI
Covered Bridge Cabinetry Manufacturing Co., Ltd (“CBM”)	•A Cambodian company •Incorporated on April 21, 2022 •Manufacturing in Cambodia	100% owned by FGI
Isla Porter LLC (“Isla Porter”)	•A New Jersey company •Formed on June 2, 2023 •Sales and distribution in the United States	60% owned by FGI Industries Inc.
FGI Industries India Private Limited (“FGI India”)	•An Indian company •Incorporated on June 11, 2024 •Sales and distribution in India	100% owned by FGI

Note 2 — Summary of significant accounting policies
Liquidity
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. However, substantial doubt exists about the Company's ability to continue as a going concern. The Company has incurred net loss of $0.8 million and $1.7 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash used in operating activities of $1.7 million and $7.4 million for the same respective periods. As of March 31, 2025, the Company had approximately $1.2 million in cash and cash equivalents and had $13.2 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, the Company was not in compliance with certain financial covenants related to its debt coverage ratio as of March 31, 2025. The Company is in discussions with its lenders regarding these covenant breaches.
Additionally, the Company has been facing adverse impacts from elevated tariff costs on imported goods. These increased costs have put pressure on gross margins and have contributed to the overall liquidity challenges.
In response to the conditions that gave rise to the substantial doubt, the Company implemented a number of actions, including:
•Termination of the lease for one of its warehouse facilities in the first quarter of 2025, which resulted in a non-recurring lease exit cost. The facility had idle capacity, and the termination reduced the Company’s ongoing fixed overhead expenses.
•Execution of cost control initiatives across multiple operating departments, targeting to lower recurring operating expenses.
•Commercial launch and promotion of new product lines, including anti-overflow toilets, shower systems, and custom kitchen cabinetry, which began generating increased revenue lately.
•In the event of a requirement for immediate loan repayment, the Company has sufficient accounts receivable available for factoring to meet such obligations.
As a result of these actions, the Company expects to improve its liquidity and reduce its cost structure. The Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due over the next twelve (12) months.
Basis of presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.
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
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.2566 and 7.3094 as of March 31, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.4384 and 1.4384 as of March 31, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.9232 and 0.9600 as of March 31, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 85.5286 and 85.4912 as of March 31, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
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

Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of March 31, 2025 or December 31, 2024.
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
Inventories, net
Inventories are stated at the lower of cost and net realizable value. Cost consists of purchase price and related shipping and handling expenses, and is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. A provision for slow-moving items is calculated based on historical experience. Management reviews this provision quarterly to assess whether, based on economic conditions, it is adequate.
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
Property and equipment, net
Property and equipment are stated at cost net of accumulated depreciation and impairment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive income (loss). Maintenance and repair costs are charged against earnings as incurred. Estimated useful lives are as follows:

Useful Life
Building	20 years
Leasehold Improvements	Lesser of lease term and expected useful life
Machinery and equipment	3 – 5 years
Furniture and fixtures	3 – 5 years
Vehicles	5 years
Molds	3 – 5 years
Intangible assets, net
The Company’s intangible assets with definite useful lives primarily consist of software acquired for internal use. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the estimated useful lives of three to ten years.
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.
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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Revenue by product line
Sanitaryware	$20,159,852	$20,517,562
Bath Furniture	4,100,382	3,089,211
Shower System	5,686,317	5,760,869
Others	3,265,997	1,385,877
Total	$33,212,548	$30,753,519

	Total Revenue		Total Assets
	For the Three Months Ended March 31,		As of March 31,	As of December 31,
	2025	2024	2025	2024
	USD	USD	USD	USD

Revenue/ total assets by geographic location
United States	$21,168,372	$19,597,905	$46,719,841	$47,935,433
Canada	8,184,143	7,881,081	14,290,937	15,027,362
Europe	3,104,994	3,195,188	1,809,620	1,625,994
Rest of World	755,039	79,345	5,641,834	10,872,626
Total	$33,212,548	$30,753,519	$68,462,232	$75,461,415
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended March 31, 2025 and 2024, shipping and handling expense was $356,154 and $261,989, respectively.

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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $76,306 and $119,586 for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025, the tax years ended December 31, 2021 through December 31, 2023 for FGI Industries remain open for statutory examination by tax authority.
The Company records the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.
Non-controlling interests
The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the unaudited consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the unaudited condensed consolidated statements of operations and comprehensive loss as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Numerator:
Net loss attributable to FGI Industries Ltd. shareholders	$(629,092)	$(412,189)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	9,578,983	9,547,607
Potentially dilutive shares from outstanding options/warrants	—	—
Weighted-average number of ordinary shares outstanding — diluted	9,578,983	9,547,607

Earnings (loss) per share — basic	$(0.07)	$(0.04)
Earnings (loss) per share — diluted	$(0.07)	$(0.04)
Segment reporting
ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity’s reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted this standard on a retrospective basis since annual periods beginning January 1, 2024. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position or results of operations.
Recently issued accounting standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective on a prospective or retrospective basis for annual period beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2025. The adoption of this guidance will modify the Company’s disclosures, but is not expected to have an impact on its financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2027. The adoption of this guidance will modify the Company’s disclosures, but is not expected to have an impact on its financial position or results of operations.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.
Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	USD	USD

Accounts receivable	$20,241,519	$21,487,303
Allowance for credit losses	(184,024)	(191,821)
Accrued defective return and discount	(1,125,465)	(1,001,927)
Accounts receivable, net	$18,932,030	$20,293,555
Movements of allowance for credit losses are as follows:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$191,821	$244,879
Provision	1,899	137,592
Write-off	(9,696)	(190,650)
Ending balance	$184,024	$191,821
Movements of accrued defective return and discount accounts are as follows:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$1,001,927	$744,284
Provision (recovery)	123,538	257,643
Ending balance	$1,125,465	$1,001,927
Note 4 — Inventories, net
Inventories, net consisted of finished goods as of March 31, 2025 and December 31, 2024.

Note 5 — Prepayments and other assets
Prepayments and other assets consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	USD	USD

Prepayments	$1,842,402	$1,806,555
Others	542,660	284,852
Total prepayments and other assets	$2,385,062	$2,091,407
Note 6 — Property and equipment, net
Property and equipment, net consist of the following:

	As of March 31, 2025	As of December 31, 2024
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,132,199	1,919,687
Machinery and equipment	3,614,807	3,549,167
Furniture and fixtures	274,994	274,994
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	7,142,355	6,864,203
Less: accumulated depreciation	(3,460,623)	(3,311,647)
Prepayment for purchase of equipment and construction-in-progress	154,550	81,784
Total	$3,836,282	$3,634,340
Depreciation expenses amounted to $147,287 and $87,871 for the three months ended March 31, 2025 and 2024, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of March 31, 2025, the Company’s leases have remaining lease terms up to 9.9 years.
The Company also purchased an operating lease land from a common control affiliate for manufacturing, which has a remaining lease term up to 47.25 years and can be extended for another 50 years for $1.
During the three months ended March 31, 2025, the Company terminated the lease agreement related to its warehouse facility in Indiana as part of a strategic decision. As a result of the early termination, the Company derecognized the related right-of-use asset and lease liability associated with the Indiana facility. The lease termination did not result in any significant gain or loss for the period.
For the three months ended March 31, 2025 and 2024, total lease expenses were $670,615 and $706,414, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of March 31, 2025	As of December 31, 2024
	USD	USD

Operating lease right-of-use assets	$11,378,346	$12,823,747
Operating lease liabilities – current	$1,513,911	$1,867,956
Operating lease liabilities – noncurrent	10,334,602	11,352,939
Total operating lease liabilities	$11,848,513	$13,220,895
Information relating to the lease term and discount rate are as follows:

	As of March 31, 2025	As of December 31, 2024

Weighted-average remaining lease term
Operating leases	9.1 years	8.7 years
Weighted-average discount rate
Operating leases	5.9%	5.7%
As of March 31, 2025, the maturities of operating lease liabilities were as follows:

For the 12 months ending March 31,
2026	$2,167,059
2027	2,182,644
2028	2,220,593
2029	2,287,392
2030	1,064,776
Thereafter	5,119,468
Total lease payments	15,041,932
Less: imputed interest	(3,193,419)
Present value of lease liabilities	$11,848,513
Note 8 — Short-term loans
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
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of March 31, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of March 31, 2025.
The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of March 31, 2025, and December 31, 2024 was 7.25% and 7.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $10.7 million and $9.6 million as of March 31, 2025, and December 31, 2024, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.2 million as of March 31, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2025, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $0 and $2.6 million as of March 31, 2025, and December 31, 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.5 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively.
Note 9 — Shareholders’ Equity
FGI was incorporated in the Cayman Islands on May 26, 2021. The Company’s authorized share capital is $21,000 divided into (i) 200,000,000 Ordinary Shares of par value of $0.0001 each, and (ii) 10,000,000 Preference Shares of par value of $0.0001 each.
As of the date of this report, equity-classified warrants exercisable for 50,000 shares were issued and outstanding; and none of the warrants have been exercised.
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
Restricted shares units (“RSU”)
In January 2022, the Company issued 183,750 restricted share units (“RSUs”) to certain officers and employees under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $716,625 based on the closing share price of $3.90 as of January 27, 2022. These awards will vest in three equal installments on each anniversary of the grant date over three years. As of March 31, 2025, 183,750 of these granted RSUs were vested.
In April 2022, the Company issued 8,750 RSUs to an employee under the 2021 Equity Plan as compensation awards. The fair value for these RSUs was $22,050 based on the closing share price of $2.52 as of April 13, 2022. These awards will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2025, 8,507 of these granted RSUs were vested.
In May 2022, the Company issued 16,363 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The fair value for these RSUs was $36,000 based on the closing share price of $2.20 as of May 17, 2022. As of March 31, 2025, all RSUs were canceled and none of them were vested.
In March 2023, the Company issued 96,635 RSUs under the 2021 Equity Plan to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $201,000 based on the closing share price of $2.08 as of March 29, 2023. If the maximum performance is met, the Company will issue an additional 48,317 RSUs under these awards with a grant date fair value of $100,500. As of March 31, 2025, none of these RSUs were vested.
In March 2023, the Company issued 17,349 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2025. The grant date fair value for these RSUs was $36,000 based on the closing share price of $2.08 as of March 29, 2023. As of March 31, 2025, none of these RSUs were vested.
In March 2024, the Company issued 413,354 RSUs under the 2021 Equity Plan to the Company’s directors, officers and employees. All these awards are subjected to performance conditions through December 31, 2026. The grant date fair value for these RSUs was $620,031 based on the closing share price of $1.50 as of March 22, 2024. If the maximum performance is met, the Company will issue an additional 206,677 RSUs under these awards with a grant date fair value of $310,016. As of March 31, 2025, none of these RSUs were vested.

In April 2024, the Company issued 13,333 RSUs under the 2021 Equity Plan to one of the Company’s employees. This award was subject to performance obligations through December 31, 2024. The grant date fair value for these RSUs was $20,000 based on the closing share price of $1.50 as of April 1, 2024. If the maximum performance is met, the Company will issue an additional 6,667 RSUs under these awards with a grant date fair value of $10,000. As of March 31, 2025, all RSUs were canceled and none of them were vested.
In March 2025, the Company issued 690,641 RSUs under the 2021 Equity Plan to the Company’s executive officers. All these awards are subjected to performance conditions through December 31, 2027. The grant date fair value for these RSUs was $559,489 based on the closing share price of $0.81 as of March 28, 2025. If the maximum performance is met, the Company will issue an additional 345,321 RSUs under these awards with a grant date fair value of $279,745. As of March 31, 2025, none of these RSUs were vested.
In March 2025, the Company issued 98,753 RSUs under the 2021 Equity Plan to the Company’s executive officers. The fair value for these RSUs was $80,000 based on the closing share price of $0.81 as of March 28, 2025. These awards will vest as to one-third of the shares on the one-year anniversary of March 31, 2025. The remaining shares will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service thereafter. As of March 31, 2025, none of these granted RSUs were vested.
In March 2025, the Company issued 44,438 RSUs to its independent directors under the 2021 Equity Plan as compensation award. All these awards are subjected to performance conditions through December 31, 2027. The grant date fair value for these RSUs was $36,000 based on the closing share price of $0.81 as of March 28, 2025. If the maximum performance is met, the Company will issue an additional 22,219 RSUs under these awards with a grant date fair value of $18,000. As of March 31, 2025, none of these RSUs were vested.
The following is a summary of the restricted shares granted:

Restricted shares grants	Shares
Non-vested as of January 1, 2024	256,736
Granted	426,687
Vested	(64,167)
Canceled	(29,696)
Non-vested as of December 31, 2024	589,560
Granted	833,832
Vested	(61,979)
Canceled	—
Non-vested as of March 31, 2025	1,361,413
The following is a summary of the status of restricted shares as of March 31, 2025:

Outstanding Restricted Shares
Fair Value per share	Number	Average Remaining Amortization Period (Years)
$2.52	243	0.04
$2.08	96,635	0.99
$2.08	17,349	0.99
$1.50	413,354	1.97
$0.81	690,641	2.99
$0.81	98,753	3.00
$0.81	44,438	2.99
	1,361,413

Share options (“Options”)
In March 2022, the Company issued 98,747 share options under the 2021 Equity Plan with an exercise price per share of $3.07 and a contractual life of 10 years to the Company’s executive officers and directors to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $141,401 determined using the Black-Scholes simplified method at the per option fair value of $1.43. All these options will vest as to one-third of the options on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2025, 98,747 of these granted options were vested.
In April 2022, the Company issued 97,371 share options under the 2021 Equity Plan with an exercise price per share of $2.52 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $114,972 determined using the Black-Scholes simplified method at the per option fair value of $1.18. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2025, 94,666 of these granted options were vested.
In May 2022, the Company issued 159,881 share options under the 2021 Equity Plan with an exercise price per share of $2.26 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The fair value for these options was $171,462 determined using the Black-Scholes simplified method at the per option fair value of $1.07. The number of options granted were subject to performance conditions through December 31, 2022, which could result in additional options awarded if maximum performance metrics were met. In addition to the performance criteria, the options vest as to one-third of the shares on the one-year anniversary of March 31, 2023. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. The options paid out at threshold under the performance metrics, and no additional options were awarded. As of March 31, 2025, 159,881 of these granted options were vested.
In March 2023, the Company issued 158,976 share options under the 2021 Equity Plan with an exercise price per share of $2.08 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $201,000 determined using the Black-Scholes simplified method at the per option fair value of $1.26. All these options are subjected to performance conditions through December 31, 2023, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of March 31, 2024. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2025, all options were canceled and none of them were vested.
In April 2023, the Company issued 106,341 share options under the 2021 Equity Plan with an exercise price per share of $1.74 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $112,423 determined using the Black-Scholes simplified method at the per option fair value of $1.06. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2025, 67,940 of these granted options were vested.
In May 2023, the Company issued 11,444 share options under the 2021 Equity Plan with an exercise price per share of $1.89 and a contractual life of 10 years to the Company’s officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $12,800 determined using the Black-Scholes simplified method at the per option fair value of $1.12. All these options were subjected to performance conditions through December 31, 2023, which could have resulted in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2025, none of these granted options were vested.
In March 2024, the Company issued 529,635 share options under the 2021 Equity Plan with an exercise price per share of $1.50 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $447,000 determined using the Black-Scholes simplified method at the per option fair value of $0.84. All these options were subject to performance conditions through December 31, 2024, which could have resulted in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2025, all options were canceled and none of them were vested.
In April 2024, the Company issued 167,994 share options under the 2021 Equity Plan with an exercise price per share of $1.32 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $126,163 determined using the Black-Scholes simplified method at the per option fair value of $0.75. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2025, none of these granted options were vested.
In March 2025, the Company issued 873,246 share options under the 2021 Equity Plan with an exercise price per share of $0.81 and a contractual life of 10 years to Company officers to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $511,200 determined using the Black-Scholes simplified method at the per option fair value of $0.59. All these options are subjected to performance conditions through December 31, 2025, which could result in additional options awarded if maximum performance metrics are met. In addition to the performance criteria, the options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service, commencing on the grant date. As of March 31, 2025, none of these granted options were vested.
In April 2025, the Company issued 170,005 share options under the 2021 Equity Plan with an exercise price per share of $0.49 and a contractual life of 10 years to the Company’s employees to incentivize their performance and continue to align their interests with the Company’s shareholders. The grant date fair value for these options was $61,559 determined using the Black-Scholes simplified method at the per option fair value of $0.36. All these options will vest as to one-third of the shares on the one-year anniversary of the grant date. The remaining options will vest in a series of 24 successive equal monthly installments upon completion of each additional month of service. As of March 31, 2025, none of these granted options were vested.
The options granted to employees are measured based on the grant date fair value of the equity instrument. They are accounted for as equity awards and contain service or performance vesting conditions. The following table summarizes the Company’s employee share option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value
		USD	USD	Years	USD
Share options outstanding at December 31, 2024	1,171,413	1.82	0.96	4.25	—
Granted	873,246	0.81	0.59	10.00	—
Forfeited	529,635	1.50	0.84
Exercised	—
Expired	—
Share options outstanding at March 31, 2025	1,515,024	1.35	0.79	9.04	—
Vested and exercisable at March 31, 2025	421,234	2.42	1.18	7.22	—
For the three months ended March 31, 2025 and 2024, the total fair value of options awarded was $511,200 and $447,000, respectively.
The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options
The Company used the Black-Scholes simplified method for the three months ended March 31, 2025 and 2024. The assumptions used to value the options granted to employees were as follows:

	March 2025	March 2024

Risk-free interest rate (%)	4.05	4.21
Expected volatility range (%)	82.15	55.11
Fair market value per ordinary share as at grant dates	$0.81	$1.50
The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the contractual term of the awards. Expected volatility is estimated based on the volatility of ordinary shares of the Company. The expected exercise multiple is based on management’s estimation, which the Company believes is representative of the future.
The Company has elected to recognize share-based compensation expense using a straight-line method for all the employee equity awards granted with graded vesting based on service conditions, provided that the amount of compensation cost recognized at any date is at least equal to the portion of the grant date fair value of the equity awards that are vested at that date.
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Selling and distribution expenses	$29,754	$31,249
General and administrative expenses	46,552	88,337
Total share-based compensation expenses	$76,306	$119,586
As of March 31, 2025, there was $1,319,377 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 3.26 years.

Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Income components
United States	$(1,818,919)	$(639,965)
Outside United States	263,832	124,395
Total pre-tax loss	$(1,555,087)	$(515,570)
Provision for (benefit of) income taxes
Current
Federal	$—	$(33,950)
State	2,088	(4,129)
Foreign	17,080	108,911
	19,168	70,832
Deferred
Federal	(608,145)	(37,950)
State	(150,553)	(10,593)
Foreign	—	—
	(758,698)	(48,543)
Total (benefit of) provision for income taxes	$(739,530)	$22,289
Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Three Months Ended March 31,
	2025	2024
	%	%
Federal statutory rate	21.0	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	7.5	1.5
Foreign operations	2.4	(16.1)
Permanent items	(0.5)	(7.0)
ROU movement	17.2	—
Others	—	(3.7)
Effective tax rate	47.6	(4.3)

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of March 31, 2025	As of December 31, 2024
	USD	USD

Deferred tax assets
Allowance for credit losses	$43,995	$45,859
Other reserve	111,287	127,515
Accrued expenses	173,116	152,600
Lease liability	1,162,157	1,464,256
Charitable contributions	450	331
Business interest limitation	711,294	634,794
Net operating loss – federal	1,533,942	976,500
Net operating loss – state	437,381	328,861
Other	186,527	186,554
Total deferred tax assets	4,360,149	3,917,270
Less: valuation allowance	—	—
Net deferred tax assets	4,360,149	3,917,270
Deferred tax liabilities
Fixed assets	1,112,467	1,416,178
Intangibles	(176,601)	(164,493)
Total deferred tax liabilities	935,866	1,251,685
Deferred tax assets, net of deferred tax liabilities	$3,424,283	$2,665,585
The deferred tax assets related to the Company’s net operating losses of $14,505,156 (Federal $7,304,479 and States $7,200,677) and $10,056,026 (Federal $4,649,994 and States $5,406,032) as of March 31, 2025 and December 31, 2024, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at March 31, 2025 or, December 31, 2024. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.
Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended March 31,
			2025	2024
			USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$735,560	$—
			$735,560	$—

Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended March 31,
			2025	2024
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$1,502,734	$1,577,222
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	1,344,110	1,552,940
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	149,622	17,023
			$2,996,466	$3,147,185
The ending balances of such transactions as of March 31, 2025 and December 31, 2024 are listed of the following:
Prepayments — related parties

Name of Related Party	As of March 31, 2025	As of December 31, 2024
	USD	USD

Focal Capital Holding Limited	$8,476,013	$9,975,298
Foremost Worldwide Co., Ltd.	278,734	—
	$8,754,747	$9,975,298
Accounts Payables — related parties

Name of Related Party	As of March 31, 2025	As of December 31, 2024
	USD	USD

Foremost Worldwide Co., Ltd.	$—	$718,605
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$140,611	$56,389
F.P.Z. Furniture (Cambodia) Co., Ltd.	$119,667	$119,667
	$260,278	$894,661
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $170,963 and $175,912 for the three months ended March 31, 2025 and 2024, respectively, which were booked under selling and distribution expenses and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $60,696 and $73,914 for the three months ended March 31, 2025 and 2024, respectively.

Other Receivables (Payables) — related parties

Name of Related Party	Relationship	Nature of Transactions	As of March 31, 2025	As of December 31, 2024
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	2,958,075	2,654,286
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	99,104	(340,901)
Focal Capital Holding Limited	An entity under common control	Shared services and Miscellaneous expenses	2,703	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(377,910)	(291,710)
			$2,681,972	$2,021,675
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.
Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD100,000 (approximately USD69,522) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2025, a cash balance of CAD616,489 (USD428,594) was maintained at financial institutions in Canada, of which CAD447,484 (USD311,098) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD90,361) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2025, an aggregated cash balance of USD167,531 was maintained at financial institutions in Taiwan, of which USD11,539 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD108,319) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2025, cash balance of EUR180,911 (USD195,960) was maintained at financial institutions in Europe, of which EUR80,911 (USD87,641) was subject to credit risk. As of March 31, 2025, cash balance of USD20,145 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended March 31, 2025, three customers accounted for 17.7%, 14.4% and 10.8% of the Company’s total revenue, respectively. For the three months ended March 31, 2024, three customers accounted for 18.3%, 14.4% and 13.4% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, two customers accounted for 28.3%,and 11.6% of the total balance of accounts receivable, respectively. As of December 31, 2024, two customers accounted for 29.4% and 11.4% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2025 and December 31, 2024.
Vendor concentration risk
For the three months ended March 31, 2025, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 61.6% of the Company’s total purchases, respectively. For the three months ended March 31, 2024, Huida accounted for 52.5% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, Huida accounted for 68.8% of the total balance of accounts payable. As of December 31, 2024, Huida accounted for 69.6% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of March 31, 2025 and December 31, 2024.
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
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Revenue	$33,212,548	$30,753,519
Less:
Cost of revenue	24,312,290	22,340,036
Selling and distribution expenses	7,163,178	6,130,886
General and administrative expenses	2,701,213	2,282,858
Research and development expenses	316,726	320,673
Other segment items(1)	274,228	194,636
(Benefit of) provision for income taxes	(739,530)	22,289
Segment net loss	(815,557)	(537,859)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(815,557)	$(537,859)
(1) Other segment items included interest income, interest expense and non-recurring other income and expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The disclosures in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 (the “2024 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our 2024 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
Overview
FGI is a global supplier of kitchen and bath products. Over the course of 30 years, we have built an industry-wide reputation for product innovation, quality, and excellent customer service. We are currently focused on the following product categories: sanitaryware (primarily toilets, sinks, pedestals and toilet seats), bath furniture (vanities, mirrors and cabinets), shower systems, custom kitchen cabinetry and other accessory items. These products are sold primarily for R&R activity and, to a lesser extent, new home or commercial construction. We sell our products through numerous partners, including mass retail centers, wholesale and commercial distributors, online retailers and specialty stores.
Consistent with our long-term strategic plan, we intend to drive value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:
•Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2025.
•“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in our BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. We have entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will continue to market this technology as FLUSH GUARD® Overflow Technology. We were recently awarded product placements at several large customers, including two of the largest commercial distributors in North America. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe and the UK.
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
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $14.3 million as of March 31, 2025, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization and separation our parent company, Foremost Groups Ltd. (“Foremost”), and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries Inc. (“FGI Industries”), FGI Europe Investment Limited, an entity formed in the British Virgin Islands, and FGI International, Limited, an entity formed under the laws of Hong Kong, each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing.
Results of Operations
The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024 and provides information regarding the dollar and percentage increase (decrease) during such periods.
For the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
	USD	USD	USD	%
Revenue	$33,212,548	$30,753,519	$2,459,029	8.0
Cost of revenue	24,312,290	22,340,036	1,972,254	8.8
Gross profit	8,900,258	8,413,483	486,775	5.8
Selling and distribution expenses	7,163,178	6,130,886	1,032,292	16.8
General and administrative expenses	2,701,213	2,282,858	418,355	18.3
Research and development expenses	316,726	320,673	(3,947)	(1.2)
(Loss) income from operations	(1,280,859)	(320,934)	(959,925)	299.1
Operating margins (%)	(3.9)	(1.0)	(290)	bps
Total other expenses, net	(274,228)	(194,636)	(79,592)	40.9
(Benefit of) provision for income taxes	(739,530)	22,289	(761,819)	(3417.9)
Net loss	(815,557)	(537,859)	(277,698)	51.6
Net loss attributable to FGI Industries Ltd. shareholders	(629,092)	(412,189)	(216,903)	52.6
Adjusted loss from operations(1)	(1,260,953)	(199,445)	(1,061,508)	532.2
Adjusted operating margins (%)(1)	(3.8)	(0.6)	(320)	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(1,072,383)	$(197,476)	$(874,907)	443.0
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
Our revenue increased by $2.5 million, or 8.0%, to $33.2 million for the three months ended March 31, 2025, from $30.8 million for the three months ended March 31, 2024. The increase in our revenue was primarily driven by increases in sales of bath furniture and custom kitchen cabinetry.
Revenue categories by product are summarized as follow:

	For the Three Months Ended March 31,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$20,159,852	60.7	$20,517,562	66.7	(1.7)
Bath Furniture	4,100,382	12.3	3,089,211	10.0	32.7
Shower System	5,686,317	17.1	5,760,869	18.7	(1.3)
Others	3,265,997	9.9	1,385,877	4.6	135.7
Total	$33,212,548	100.0	$30,753,519	100.0	8.0

We derive the majority of our revenue from sales of sanitaryware, which accounted for 60.7% of our total revenue for the three months ended March 31, 2025, compared to 66.7% for the comparable period of 2024. Revenue generated from the sales of sanitaryware decreased by 1.7% to $20.2 million for the three months ended March 31, 2025 from $20.5 million for same period of 2024. While the U.S. and China have temporarily agreed to reduce their reciprocal tariffs during trade talks, we expect demand for this category to be uncertain due to the current environment as consumers await clarity on tariffs affecting a number of jurisdictions.
Our revenue from bath furniture sales accounted for 12.3% of our total revenue for the three months ended March 31, 2025, compared to 10.0% for the comparable period of 2024. Bath Furniture sales increased by 32.7% to $4.1 million for the three months ended March 31, 2025, compared to $3.1 million for the same period of 2024. Our recently launched mid-tier products to better address the current demand environment of trading down to lower priced offering is gaining traction.
Revenue from sales of Shower Systems made up approximately 17.1% of our total revenue for the three months ended March 31, 2025, compared to 18.7% for the comparable periods of 2024. Revenue from sales of shower systems decreased by 1.3% to $5.7 million for the three months ended March 31, 2025, compared to $5.8 million for the comparable period of 2024. While revenue dropped slightly this quarter, our recently launched programs have driven growth in recent periods and we anticipate being a positive driver moving forward. Similar to Sanitaryware, however, we expect demand to be uncertain due to the current environment as consumers await tariff clarity, which may offset the impact of these programs.
Our revenue from sales of other products (custom kitchen cabinetry and other small offerings) increased by 135.7% to $3.3 million for the three months ended March 31, 2025, compared to $1.4 million for the same period of 2024. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.
Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended March 31,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
United States	$21,168,372	63.7	$19,597,905	63.7	8.0
Canada	8,184,143	24.6	7,881,081	25.6	3.8
Europe	3,104,994	9.3	3,195,188	10.4	(2.8)
Rest of World	755,039	2.4	79,345	0.3	851.6
Total	$33,212,548	100.0	$30,753,519	100.0	8.0
We generated the majority of our revenue in the United States market, which amounted to $21.2 million for the three months ended March 31, 2025, compared to $19.6 million for the three months ended March 31, 2024, representing a 8.0% increase for the three-month periods. Such revenue consistently accounted for 63.7% of our total revenue for the three months ended March 31, 2025 and 2024. The growth was largely attributable to higher sales of bath furniture and kitchen cabinetry, as previously discussed.
Our second largest market is Canada. Our revenue generated in the Canadian market was $8.2 million for the three months ended March 31, 2025, compared to $7.9 million for the three months ended March 31, 2024, representing a 3.8% increase. The increased sales in the Canada market were primarily driven by stabilized demand from wholesale customers.
We also derive revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.1 million for the three months ended March 31, 2025, compared to $3.2 million for the three months ended March 31, 2024, representing a 2.8% decrease for the three-month period.
Gross Profit
Gross profit was $8.9 million for the three months ended March 31, 2025, an increase of 5.8% compared to the same periods of 2024, due to higher sales volumes. Gross profit margin remained relatively stable at 26.8% for the three months ended March 31, 2025, down 60 basis points from 27.4% for the three months ended March 31, 2024.

Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses increased by $1.0 million, or 16.8%, to $7.2 million for the three months ended March 31, 2025, from $6.1 million for the three months ended March 31, 2024. The increase was largely due to expanded marketing efforts aimed at supporting our growth initiatives including Isla Porter and FGI India, higher personnel-related expenses, and the one-time cost associated with the termination of a warehouse lease. These investments were aligned with our strategic focus on strengthening brand visibility and optimizing our distribution network.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.4 million, or 18.3%, to $2.7 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024. The increase was primarily due to inflationary pressures and additional expenditures related to corporate support activities.
Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our unaudited condensed consolidated statements of operations and comprehensive loss.
Other Income (Expenses)
Other income (expenses) represents interest income and expenses, as well as non-recurring non-operating gains and losses. Interest expense increased due to a higher average loan balance during the period.
Provision for Income Taxes
We recorded a benefit of income taxes of $0.7 million for the three months ended March 31, 2025, and provision for income taxes of approximately $22,000 for the three months ended March 31, 2024. The fluctuation in effective tax rate was primarily driven by foreign operations with various tax rates and non-deductible items.
Net Loss
We incurred net loss of $0.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. These changes had resulted from the combination of the changes discussed above.
Liquidity and Capital Resources
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. However, substantial doubt exists about the Company's ability to continue as a going concern. The Company has incurred net loss of $0.8 million and $1.7 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash used in operating activities of $1.7 million and $7.4 million for the same respective periods. As of March 31, 2025, the Company had approximately $1.2 million in cash and cash equivalents and had $13.2 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, the Company was not in compliance with certain financial covenants related to its debt coverage ratio as of March 31, 2025. The Company is in discussions with its lenders regarding these covenant breaches.
Additionally, the Company has been facing adverse impacts from elevated tariff costs on imported goods. These increased costs have put pressure on gross margins and have contributed to the overall liquidity challenges.
In response to the conditions that gave rise to the substantial doubt, the Company implemented a number of actions, including:
•Termination of the lease for one of its warehouse facilities in the first quarter of 2025, which resulted in a non-recurring lease exit cost. The facility had idle capacity, and the termination reduced the Company’s ongoing fixed overhead expenses.

•Execution of cost control initiatives across multiple operating departments, targeting to lower recurring operating expenses.
•Commercial launch and promotion of new product lines, including anti-overflow toilets, shower systems, and custom kitchen cabinetry, which began generating increased revenue lately.
•In the event of a requirement for immediate loan repayment, the Company has sufficient accounts receivable available for factoring to meet such obligations.
As a result of these actions, the Company expects to improve its liquidity and reduce its cost structure. The Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due over the next twelve (12) months.
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
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of March 31, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of March 31, 2025.
The loan bears interest at a rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of March 31, 2025 and December 31, 2024 was 7.25% and 7.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $10.7 million and $9.6 million as of March 31, 2025 and December 31, 2024, respectively.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.2 million as of March 31, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2025, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $0 and $2.6 million as of March 31, 2025 and December 31, 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.

CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.5 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively.
The following table summarizes the key components of our cash flows for the three months ended March 31, 2025 and 2023.

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Net cash used in operating activities	$(1,651,686)	$(7,989,899)
Net cash used in investing activities	(450,155)	(911,420)
Net cash (used in) provided by financing activities	(1,330,812)	4,483,476
Effect of exchange rate fluctuation on cash	100,858	(40,332)
Net changes in cash	(3,331,795)	(4,458,175)
Cash, beginning of period	4,558,160	7,777,241
Cash, end of period	$1,226,365	$3,319,066
Operating Activities
Net cash used in operating activities was approximately $1.7 million for the three months ended March 31, 2025, compared to $8.0 million for the three months ended March 31, 2024. The lower outflow was caused by improved working capital, including a $1.4 million decrease in inventory and an $0.8 million decrease in accounts receivable, both due to stronger inventory management and better collections. Cash was also used to cover the net loss of $0.8 million, lease payments, and reductions in accounts payable and accrued liabilities. Non-cash items such as depreciation, amortization, and a higher deferred tax benefit helped offset the net loss.
Investing Activities
Net cash used in investing activities was $0.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was due to lower spending on equipment and intangible assets, as capital investments were paced more conservatively.
Financing Activities
Net cash used in financing activities was approximately $1.3 million for the three months ended March 31, 2025 which represents net repayment of bank loans.
Net cash used in financing activities was approximately $4.5 million for the three months ended March 31, 2024, which represents net proceeds from bank loans.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2025.
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

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
(Loss) income from operations	$(1,280,859)	$(320,934)
Adjustments:
Non-recurring IPO-related share-based compensation	19,906	59,719
Business expansion expense	—	61,770
Adjusted Operating Loss	$(1,260,953)	$(199,445)
Revenue	$33,212,548	$30,753,519
Adjusted Operating Margins (%)	(3.8)	(0.6)

	For the Three Months Ended March 31,
	2025	2024
	USD	USD
Loss before income taxes	$(1,555,087)	$(515,570)
Adjustments:
Non-recurring IPO-related share-based compensation	19,906	59,719
Business expansion expense	—	61,770
Adjusted (loss) income before income taxes	(1,535,181)	(394,081)
Less: income taxes at 18% rate	(276,333)	(70,935)
Less: net loss attributable to non-controlling shareholders	(186,465)	(125,670)
Adjusted Net Loss	$(1,072,383)	$(197,476)
Beginning in the first quarter of 2025, we have revised the presentation of non-GAAP measures to provide more meaningful insight into the Company's performance. Historical comparative figures have been adjusted to reflect the current presentation format. These changes are intended to better align with how management evaluates results and makes operating decisions. Reconciliations to the most directly comparable GAAP measures are provided to support transparency and comparability.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange

Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.
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
Management’s Remediation Initiatives
We continue to evaluate and have begun implementing certain practices and procedures to address the foregoing material weaknesses. To remediate the material weaknesses related to the review of journal entry and account reconciliation, we have implemented system controls designed to prevent significant unauthorized transactions from being posted without review and established sufficient compensating controls for effective account reconciliations. To address the material weakness related to the debt covenant compliance, we have implemented an additional layer of review in the calculation and reporting process. We plan to continue the implementation of these and other remediation efforts to address the identified material weaknesses in the future.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.     Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2024, includes a detailed discussion of our risk factors. At the time of this filing, except as provided below, there have been no material changes to the risk factors that were included in the Form 10-K.
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our ordinary shares.
On March 6, 2025, we received notice from Nasdaq that it had granted the Company a 180-day extension to regain compliance with the Nasdaq continued listing standards through September 1, 2025. We initially received notice from

Nasdaq on September 6, 2024 that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we were therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). Pursuant to the original notice, the Company had a 180-day period in which to regain compliance. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day extension period.
If the Company does not regain compliance during this extension period, we expect Nasdaq will notify us that our common stock will be subject to delisting. We will have the right to appeal a determination to delist our common stock, and our common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.
We are seeking shareholder approval of a reverse stock split at our upcoming annual meeting in order to regain compliance with Rule 5550(a)(2). However, there can be no assurance that the Company will be successful in achieving or maintaining compliance with Rule 5550(a)(2) or other Nasdaq listing standards.
Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.
The commerce we conduct in the international marketplace and our reliance on overseas manufacturing makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Canada, Mexico and other countries have been escalating in recent years. In 2025, the U.S. government announced the imposition of additional tariffs and reciprocal tariffs on most goods imported into the United States. Multiple nations, including China, responded with reciprocal tariffs and other trade actions, which triggered the U.S. government to increase the reciprocal tariffs on countries that retaliated against the U.S. enacted trade policy. While the U.S. and China have temporarily agreed to reduce their reciprocal tariffs during trade talks, a number of tariffs remain affecting multiple countries. Our products are manufactured primarily in Asia, including China, Vietnam, Cambodia, and other Asian countries impacted by reciprocal tariffs, which are likely to increase our costs of goods sold and could materially adversely impact our profitability, results of operations and financial condition. Moreover, we will likely need to alter our pricing as a result of such tariffs, which could reduce demand for our products or make our products less competitive than those of our competitors whose inputs are not subject to these tariffs, thereby decreasing our revenues and adversely impacting our results of operations. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs.
The recent enactment of tariffs by the government of the United States, along with the unpredictability of the tariff rates, poses a significant risk to our business operations and may materially increase our costs and reduce our margins. We are continuing to analyze and enact strategies to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the United States and diversifying our supply chain, negotiating with suppliers, and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business. Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations, cash flows, and financial condition is uncertain but could be material.
There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current tariff environment.
The challenging consumer environment, in particular as a result of current tariff implementation in the United States, has adversely impacted and is expected to adversely impact our performance. These factors have placed pressure on our ability to meet the financial covenants in our credit agreements, including the Credit Agreement with East West Bank. Failure to satisfy the debt covenants under our loan facilities, without a timely cure, waiver or amendment, is considered an event of default. If an event of default occurs and is not cured or waived, the lender could elect to declare all amounts outstanding under such agreement immediately due and payable and exercise other remedies as set forth in such agreement. As of March 31, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio in its Credit Agreement with East West Bank. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. However, it is possible that the lender could demand repayment of amounts owed or cease to lend to us. This and the other factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report.

There is no assurance that we will successfully carry out our plan to generate liquidity as described in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report. If our planned operational initiatives are not successful or if we are unable to obtain additional financing or renegotiate the terms of our existing credit facilities or identify and successfully execute on other business opportunities or strategic transactions, we may need to scale back or discontinue certain or all of our initiatives to reduce costs or ultimately seek bankruptcy protection.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the three months ended March 31, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
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

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 14, 2025

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Lin
Perry Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)