Form 10-Q
period 2025-06-30
FGI Industries Ltd.
filed 2025-08-13
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
June 30, 2025
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.0005 par value	FGI	Nasdaq Capital Market
Warrants to purchase Ordinary Shares, $0.0005 par value	FGIWW	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock on August 8, 2025 was 1,918,311.

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
•the occurrence of public health emergencies, including the impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain;
•the cost and availability of materials and the imposition of tariffs;
•risks associated with our international operations and global strategies;
•our ability to achieve the anticipated benefits of our strategic initiatives;
•our ability to successfully execute our acquisition strategy and integrate businesses that we may acquire;
•our ability to renew our credit facilities, obtain additional capital to finance our planned operations and to maintain our listing on Nasdaq;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,519,117	$4,558,160
Accounts receivable, net	15,704,382	20,293,555
Inventories, net	12,680,481	13,957,867
Prepayments and other current assets	2,425,406	2,091,407
Prepayments and other receivables – related parties	15,795,678	11,996,973
Total current assets	49,125,064	52,897,962

PROPERTY AND EQUIPMENT, NET	3,880,396	3,634,340

OTHER ASSETS
Intangible assets	1,841,457	1,849,951
Operating lease right-of-use assets, net	11,884,613	12,823,747
Deferred tax assets, net	3,668,198	2,665,585
Other noncurrent assets	1,301,956	1,589,830
Total other assets	18,696,224	18,929,113
Total assets	$71,701,684	$75,461,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$12,558,500	$14,502,367
Accounts payable	21,447,290	19,349,529
Accounts payable – related parties	203,658	894,661
Income tax payable	51,371	23,189
Operating lease liabilities – current	1,648,147	1,867,956
Accrued expenses and other current liabilities	4,713,393	5,905,124
Total current liabilities	40,622,359	42,542,826

OTHER LIABILITIES
Operating lease liabilities – noncurrent	10,803,301	11,352,939
Total liabilities	51,425,660	53,895,765

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024)(1)	—	—
Ordinary shares ($0.0005 par value, 40,000,000 shares authorized, 1,918,311 and 1,912,783 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)(1)	959	956
Additional paid-in capital	21,479,973	21,279,047
Retained earnings	1,351,819	3,212,435
Accumulated other comprehensive loss	(1,550,093)	(2,239,560)
FGI Industries Ltd. shareholders’ equity	21,282,658	22,252,878
Non-controlling interests	(1,006,634)	(687,228)
Total shareholders’ equity	20,276,024	21,565,650
Total liabilities and shareholders’ equity	$71,701,684	$75,461,415
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue	$30,998,260	$29,370,949	$64,210,808	$60,124,468

Cost of revenue	22,291,653	20,407,647	46,603,943	42,747,683

Gross profit	8,706,607	8,963,302	17,606,865	17,376,785

Operating expenses
Selling and distribution	6,209,728	6,260,847	13,372,906	12,391,733
General and administrative	2,844,715	2,622,020	5,545,928	4,904,878
Research and development	484,502	530,797	801,228	851,470
Total operating expenses	9,538,945	9,413,664	19,720,062	18,148,081

Loss from operations	(832,338)	(450,362)	(2,113,197)	(771,296)

Other income (expenses)
Interest income	1,688	4,113	2,129	4,667
Interest expense	(282,191)	(305,094)	(584,951)	(527,301)
Other (expenses) income, net	(466,200)	429,513	(438,109)	456,530
Total other (expenses) income, net	(746,703)	128,532	(1,020,931)	(66,104)

Loss before income taxes	(1,579,041)	(321,830)	(3,134,128)	(837,400)

Provision for (benefit of) income taxes
Current	29,339	267,876	48,507	338,708
Deferred	(243,915)	(566,291)	(1,002,613)	(614,834)
Total provision for income taxes	(214,576)	(298,415)	(954,106)	(276,126)

Net loss	(1,364,465)	(23,415)	(2,180,022)	(561,274)
Less: net loss attributable to non-controlling shareholders	(132,941)	(186,980)	(319,406)	(312,650)
Net (loss) income attributable to FGI Industries Ltd. shareholders	(1,231,524)	163,565	(1,860,616)	(248,624)

Other comprehensive income (loss)
Foreign currency translation adjustment	603,035	(424,980)	689,467	(447,558)

Comprehensive loss	(761,430)	(448,395)	(1,490,555)	(1,008,832)
Less: comprehensive loss attributable to non-controlling shareholders	(132,941)	(186,980)	(319,406)	(312,650)
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(628,489)	$(261,415)	$(1,171,149)	$(696,182)

Weighted average number of ordinary shares
Basic(1)	1,918,248	1,912,956	1,917,029	1,913,287
Diluted(1)	1,918,248	1,939,912	1,917,029	1,913,287

(Loss) earnings per share
Basic(1)	$(0.64)	$0.09	$(0.97)	$(0.13)
Diluted(1)	$(0.64)	$0.08	$(0.97)	$(0.13)
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	1,912,783	$956	$21,279,047	$3,212,435	$(2,239,560)	$(687,228)	$21,565,650
Share-based compensation	5,118	3	76,303	—	—	—	76,306
Net loss	—	—	—	(629,092)	—	(186,465)	(815,557)
Foreign currency translation adjustments	—	—	—	—	86,432	—	86,432
Balance at March 31, 2025	1,917,901	$959	$21,355,350	$2,583,343	$(2,153,128)	$(873,693)	$20,912,831
Share-based compensation	410	—	124,623	—	—	—	124,623
Net loss	—	—	—	(1,231,524)	—	(132,941)	(1,364,465)
Foreign currency translation adjustments	—	—	—	—	603,035	—	603,035
Balance at June 30, 2025	1,918,311	$959	$21,479,973	$1,351,819	$(1,550,093)	$(1,006,634)	$20,276,024

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023	1,909,521	$955	$20,877,832	$4,413,524	$(1,111,499)	$(154,040)	$24,026,772
Share-based compensation	—	—	119,586	—	—	—	119,586
Net loss	—	—	—	(412,189)	—	(125,670)	(537,859)
Foreign currency translation adjustments	—	—	—	—	(22,578)	—	(22,578)
Balance at March 31, 2024	1,909,521	$955	$20,997,418	$4,001,335	$(1,134,077)	$(279,710)	$23,585,921
Share-based compensation	3,262	1	208,504	—	—	—	208,505
Net income (loss)	—	—	—	163,565	—	(186,980)	(23,415)
Foreign currency translation adjustments	—	—	—	—	(424,980)	—	(424,980)
Balance at June 30, 2024	1,912,783	$956	$21,205,922	$4,164,900	$(1,559,057)	$(466,690)	$23,346,031
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,180,022)	$(561,274)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	311,218	199,439
Amortization	1,138,345	1,265,425
Share-based compensation	200,929	328,090
Provision for credit losses	75,359	(6,523)
Provision for defective return	51,900	554,148
Foreign exchange transaction (gain) loss	383,579	(227,952)
Deferred income tax benefit	(1,002,613)	(614,835)
Changes in operating assets and liabilities
Accounts receivable	4,461,914	(1,941,477)
Inventories	1,277,386	(2,880,929)
Prepayments and other current assets	(333,999)	1,476,612
Prepayments and other receivables – related parties	(3,798,705)	(6,080,824)
Other noncurrent assets	287,874	(496,227)
Income taxes	28,182	(412,085)
Accounts payable	2,097,761	2,785,664
Accounts payable - related parties	(691,003)	280,955
Operating lease liabilities	(920,707)	(1,010,637)
Accrued expenses and other current liabilities	(1,191,731)	214,652
Net cash provided by (used in) operating activities	195,667	(7,127,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(555,954)	(1,189,655)
Purchase of intangible assets	(75,196)	(669,764)
Net cash used in investing activities	(631,150)	(1,859,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	(1,943,867)	2,733,024
Net cash (used in) provided by financing activities	(1,943,867)	2,733,024

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	340,307	(215,976)

NET CHANGES IN CASH	(2,039,043)	(6,470,149)
CASH, BEGINNING OF PERIOD	4,558,160	7,777,241
CASH, END OF PERIOD	$2,519,117	$1,307,092

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(589,676)	$(520,370)
Cash paid during the period for income taxes	$(22,153)	$(746,120)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$1,133,514	$—
Derecognition of right-of-use asset and lease liability upon early termination	$(1,251,111)	$—
Acquisition of intangible asset partially through prior period advanced payment	$—	$(1,241,664)
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
The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities as described below:

Name	Background	Ownership
FGI Industries Inc. (“FGI Industries”, formerly named Foremost Groups, Inc.)	•A New Jersey corporation •Incorporated on January 5, 1988 •Sales and distribution in the United States	100% owned by FGI
FGI Europe Investment Limited (“FGI Europe”)	•A British Virgin Islands holding company •Incorporated on January 1, 2007	100% owned by FGI
FGI International, Limited (“FGI HK”)	•A Hong Kong company •Incorporated on June 2, 2021 •Sales, sourcing and product development	100% owned by FGI
FGI Canada Ltd. (“FGI Canada”)	•A Canadian company •Incorporated on October 17, 1997 •Sales and distribution in Canada	100% owned by FGI Industries Inc.
FGI Germany GmbH & Co. KG (“FGI Germany”)	•A German company •Incorporated on January 24, 2013 •Sales and distribution in Germany	100% owned by FGI Europe Investment Limited
FGI China, Ltd. (“FGI China”)	•A PRC limited liability company •Incorporated on August 19, 2021 •Sourcing and product development	100% owned by FGI International, Limited
FGI United Kingdom Ltd (“FGI UK”)	•An UK company •Incorporated on December 10, 2021 •Sales and distribution in UK	100% owned by FGI Europe Investment Limited
FGI Australasia Pty Ltd (“FGI AU”)	•An Australian company •Incorporated on September 8, 2022 •Sales and distribution in Australia	100% owned by FGI
Covered Bridge Cabinetry Manufacturing Co., Ltd (“CBM”)	•A Cambodian company •Incorporated on April 21, 2022 •Manufacturing in Cambodia	100% owned by FGI
Isla Porter LLC (“Isla Porter”)	•A New Jersey company •Formed on June 2, 2023 •Sales and distribution in the United States	60% owned by FGI Industries Inc.
FGI Industries India Private Limited (“FGI India”)	•An Indian company •Incorporated on June 11, 2024 •Sales and distribution in India	100% owned by FGI

Note 2 — Summary of significant accounting policies
Liquidity
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. However, substantial doubt exists about the Company's ability to continue as a going concern. The Company has incurred net loss of $2.2 million and $1.7 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash provided by operating activities of $0.2 million and net cash used in operating activities of $7.4 million for the same respective periods. As of June 30, 2025, the Company had approximately $2.5 million in cash and cash equivalents and had $12.6 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, the Company was not in compliance with certain financial covenants related to its debt coverage ratio as of June 30, 2025. The Company is in discussions with its lenders regarding these covenant breaches.
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
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.1620 and 7.3094 as of June 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3841 and 1.4384 as of June 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8530 and 0.9600 as of June 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 85.4121 and 85.4912 as of June 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.
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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue by product line
Sanitaryware	$18,082,905	$17,334,714	$38,242,757	$37,852,276
Bath Furniture	4,138,223	4,031,120	8,238,605	7,120,331
Shower System	5,230,862	5,889,847	10,917,179	11,650,716
Others	3,546,270	2,115,268	6,812,267	3,501,145
Total	$30,998,260	$29,370,949	$64,210,808	$60,124,468

	Total Revenue				Total Assets
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of June 30,	As of December 31,
	2025	2024	2025	2024	2025	2024
	USD	USD	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$17,970,861	$18,039,583	$39,139,233	$37,637,488	$47,066,909	$47,935,433
Canada	8,768,471	8,593,329	16,952,614	16,474,410	14,192,927	15,027,362
Europe	3,636,110	2,659,858	6,741,104	5,855,046	2,112,212	1,625,994
Rest of World	622,818	78,179	1,377,857	157,524	8,329,636	10,872,626
Total	$30,998,260	$29,370,949	$64,210,808	$60,124,468	$71,701,684	$75,461,415
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended June 30, 2025 and 2024, shipping and handling expense was $342,981 and $253,742, respectively. For the six months ended June 30, 2025 and 2024, shipping and handling expense was $699,135 and $500,851, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The

Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $124,623 and $208,505 for the three months ended June 30, 2025 and 2024, respectively, and $200,929 and $328,090 for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, the tax years ended December 31, 2021 through December 31, 2023 for FGI Industries remain open for statutory examination by tax authority.
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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Numerator:
Net (loss) income attributable to FGI Industries Ltd. shareholders	$(1,231,524)	$163,565	$(1,860,616)	$(248,624)

Denominator:
Weighted-average number of ordinary shares outstanding — basic(1)	1,918,248	1,912,956	1,917,029	1,913,287
Potentially dilutive shares from outstanding options/warrants(1)	—	26,956	—	—
Weighted-average number of ordinary shares outstanding — diluted(1)	1,918,248	1,939,912	1,917,029	1,913,287

Earnings (loss) per share — basic(1)	$(0.64)	$0.09	$(0.97)	$(0.13)
Earnings (loss) per share — diluted(1)	$(0.64)	$0.08	$(0.97)	$(0.13)
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
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
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.
Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	USD	USD

Accounts receivable	$17,015,036	$21,487,303
Allowance for credit losses	(256,827)	(191,821)
Accrued defective return and discount	(1,053,827)	(1,001,927)
Accounts receivable, net	$15,704,382	$20,293,555
Movements of allowance for credit losses are as follows:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$191,821	$244,879
Provision	75,359	137,592
Write-off	(10,353)	(190,650)
Ending balance	$256,827	$191,821
Movements of accrued defective return and discount accounts are as follows:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$1,001,927	$744,284
Provision (recovery)	51,900	257,643
Ending balance	$1,053,827	$1,001,927
Note 4 — Inventories, net
Inventories, net consisted of finished goods as of June 30, 2025 and December 31, 2024.

Note 5 — Prepayments and other assets
Prepayments and other assets consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	USD	USD

Prepayments	$2,033,719	$1,806,555
Others	391,687	284,852
Total prepayments and other assets	$2,425,406	$2,091,407
Note 6 — Property and equipment, net
Property and equipment, net consist of the following:

	As of June 30, 2025	As of December 31, 2024
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,329,581	1,919,687
Machinery and equipment	3,723,159	3,549,167
Furniture and fixtures	277,268	274,994
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	7,450,363	6,864,203
Less: accumulated depreciation	(3,583,803)	(3,311,647)
Prepayment for purchase of equipment and construction-in-progress	13,836	81,784
Total	$3,880,396	$3,634,340
Depreciation expenses amounted to $163,931 and $111,568 for the three months ended June 30, 2025 and 2024 respectively, and $311,218 and $199,439 for the six months ended June 30, 2025 and 2024, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of June 30, 2025, the Company’s leases have remaining lease terms up to 9.1 years.
During the six months ended June 30, 2025, the Company terminated the lease agreement related to its warehouse facility in Indiana as part of a strategic decision. As a result of the early termination, the Company derecognized the related right-of-use asset and lease liability associated with the Indiana facility. The lease termination did not result in any significant gain or loss for the period. The Company also entered into two new lease agreements for office and warehouse spaces in Portage, Indiana, with lease terms through January 2032.
For the three months ended June 30, 2025 and 2024, total lease expenses were $625,743 and $702,507, respectively. For the six months ended June 30, 2025 and 2024, total lease expenses were $1,296,358 and $1,399,020, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of June 30, 2025	As of December 31, 2024
	USD	USD

Operating lease right-of-use assets	$11,884,613	$12,823,747
Operating lease liabilities – current	$1,648,147	$1,867,956
Operating lease liabilities – noncurrent	10,803,301	11,352,939
Total operating lease liabilities	$12,451,448	$13,220,895
Information relating to the lease term and discount rate are as follows:

	As of June 30, 2025	As of December 31, 2024

Weighted-average remaining lease term
Operating leases	8.9 years	8.7 years
Weighted-average discount rate
Operating leases	5.8%	5.7%
As of June 30, 2025, the maturities of operating lease liabilities were as follows:

For the 12 months ending June 30,
2026	$2,330,044
2027	2,337,461
2028	2,395,388
2029	2,198,997
2030	1,165,575
Thereafter	5,265,082
Total lease payments	15,692,547
Less: imputed interest	(3,241,099)
Present value of lease liabilities	$12,451,448
Note 8 — Short-term loans
Bank loan
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had a maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date to August 21, 2025 while efforts regarding a renewal of the facility are ongoing. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of June 30, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of June 30, 2025.
The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of June 30, 2025, and December 31, 2024 was 7.25% and 7.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9.5 million and $9.6 million as of June 30, 2025, and December 31, 2024, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.4 million as of June 30, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2025, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $1.2 million and $2.6 million as of June 30, 2025, and December 31, 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $1.8 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively.
Note 9 — Shareholders’ Equity
FGI was incorporated in the Cayman Islands on May 26, 2021. The Company’s authorized share capital was $21,000 divided into (i) 200,000,000 Ordinary Shares of par value of $0.0001 each, and (ii) 10,000,000 Preference Shares of par value of $0.0001 each.
On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, par value $0.0001 per share (“Ordinary Shares”). Pursuant to the Amendment, effective as of 12:01 a.m., Eastern Time, on July 31, 2025 (the “Effective Time”), every 5 Ordinary Shares issued and outstanding, including Ordinary Shares held by the Company as treasury shares, was automatically combined into one Ordinary Share. As a result of the Reverse Share Split, the number of authorized Ordinary Shares was decreased to 40 million and the par value of the Company’s Ordinary Shares went from $0.0001 per share to $0.0005 per share. The Reverse Share Split affected all record holders of the Ordinary Shares uniformly and did not affect any record holder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares.

Proportional adjustments were made to the number of Ordinary Shares issuable upon the exercise, conversion or vesting of the Company’s equity awards and warrants, as well as the applicable exercise price.
As of the date of this report, equity-classified warrants exercisable for 575,000 shares were issued and outstanding; and none of the warrants have been exercised.
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
The following table summarizes the Company's share option and RSU activity for the six months ended June 30, 2025:

	Share Options					RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Number of RSUs	Weighted Average Grant Date Fair Value
		USD	USD	Years	USD		USD
Beginning of period	234,283	$9.10	$4.81			117,912	$13.53
Granted	208,640	$3.79	$2.75			166,766	$4.05
Canceled	(105,927)	$7.50	$4.22			—
Exercised or released	—					(12,444)	$19.40
End of period	336,996	$6.32	$3.72	8.89	$26,037	272,234	$8.34
Vested and exercisable	502,264	$11.32	$5.60	7.22	$—
The table above gives retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
For the six months ended June 30, 2025 and 2024, the total fair value of options awarded was $572,745 and $573,163, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the six months ended June 30, 2025 and 2024. The assumptions used to value the options granted to employees were as follows:

	April 2025	March 2025	April 2024	March 2024

Risk-free interest rate (%)	4.24	4.05	4.54	4.21
Expected volatility range (%)	83.92	82.15	55.32	55.11
Fair market value per ordinary share as at grant dates	$2.45	$4.05	$6.60	$7.50
The table above gives retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Selling and distribution expenses	$23,701	$42,667	$53,455	$73,916
General and administrative expenses	100,922	165,838	147,474	254,174
Total share-based compensation expenses	$124,623	$208,505	$200,929	$328,090
As of June 30, 2025, there was $1,262,432 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 3.03 years.

Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Income components
United States	$(1,613,023)	$(1,200,966)	$(3,431,942)	$(1,840,931)
Outside United States	33,982	879,136	297,814	1,003,531
Total pre-tax loss	$(1,579,041)	$(321,830)	$(3,134,128)	$(837,400)
Provision for (benefit of) income taxes
Current
Federal	$—	$34,488	$—	$538
State	9,544	12,554	11,632	8,425
Foreign	19,795	220,834	36,875	329,745
	29,339	267,876	48,507	338,708
Deferred
Federal	(178,291)	(379,397)	(786,436)	(417,347)
State	(65,624)	(42,821)	(216,177)	(53,414)
Foreign	—	(144,073)	—	(144,073)
	(243,915)	(566,291)	(1,002,613)	(614,834)
Total benefit of income taxes	$(214,576)	$(298,415)	$(954,106)	$(276,126)
Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Six Months Ended June 30,
	2025	2024
	%	%
Federal statutory rate	21.0	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	5.2	4.3
Foreign operations	1.0	(1.6)
Permanent items	(0.4)	(10.6)
Deferred adjustments	5.4	17.9
Others	(1.8)	2.0
Effective tax rate	30.4	33.0

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of June 30, 2025	As of December 31, 2024
	USD	USD

Deferred tax assets
Allowance for credit losses	$59,522	$45,859
Other reserve	114,198	127,515
Accrued expenses	183,280	152,600
Lease liability	1,271,517	1,464,256
Charitable contributions	523	331
Business interest limitation	783,678	634,794
Net operating loss – federal	1,677,197	976,500
Net operating loss – state	476,007	328,861
Other	140,850	186,554
Total deferred tax assets	4,706,772	3,917,270
Less: valuation allowance	—	—
Net deferred tax assets	4,706,772	3,917,270
Deferred tax liabilities
Fixed assets	1,247,413	1,416,178
Intangibles	(208,839)	(164,493)
Total deferred tax liabilities	1,038,574	1,251,685
Deferred tax assets, net of deferred tax liabilities	$3,668,198	$2,665,585
The deferred tax assets related to the Company’s net operating losses of $15,771,679 (Federal $7,986,647 and States $7,785,032) and $10,056,026 (Federal $4,649,994 and States $5,406,032) as of June 30, 2025 and December 31, 2024, respectively. The Federal Net Operating losses have no expiration date. The States Net Operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at June 30, 2025 or December 31, 2024. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the impact on its consolidated financial statements and will recognize the income tax effects, if any, in the consolidated financial statements beginning in the three-month period ending September 30, 2025.
Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2025	2024	2025	2024
			USD	USD	USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$624,675	$—	$1,360,236	$—
			$624,675	$—	$1,360,236	$—

Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2025	2024	2025	2024
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$1,846,438	$1,177,582	$3,349,172	$2,754,804
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	1,310,711	2,401,118	2,654,821	3,954,057
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	55,185	7,045	204,807	24,069
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchases	11,759	—	11,759	—
			$3,224,093	$3,585,745	$6,220,559	$6,732,930
The ending balances of such transactions as of June 30, 2025 and December 31, 2024 are listed of the following:
Prepayments — related parties

Name of Related Party	As of June 30, 2025	As of December 31, 2024
	USD	USD

Focal Capital Holding Limited	$6,617,816	$9,975,298
Foremost Worldwide Co., Ltd.	6,485,000	—
	$13,102,816	$9,975,298
Accounts Payables — related parties

Name of Related Party	As of June 30, 2025	As of December 31, 2024
	USD	USD

Foremost Worldwide Co., Ltd.	$—	$718,605
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	83,992	56,389
F.P.Z. Furniture (Cambodia) Co., Ltd.	119,666	119,667
	$203,658	$894,661
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $172,573 and $187,050 for the three months ended June 30, 2025 and 2024, respectively, and $343,536 and $362,962 for the six months ended June 30, 2025 and 2024, respectively, which were booked under selling and distribution expenses and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $72,875 and $60,682 for the three months ended June 30, 2025 and 2024, respectively, and $133,571 and $134,596 for the six months ended June 30, 2025 and 2024, respectively.

Other Receivables (Payables) — related parties

Name of Related Party	Relationship	Nature of Transactions	As of June 30, 2025	As of December 31, 2024
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	3,205,211	2,654,286
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(85,141)	(340,901)
Focal Capital Holding Limited	An entity under common control	Miscellaneous expenses	9,104	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Miscellaneous expenses	(436,312)	(291,710)
			$2,692,862	$2,021,675
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.
Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of June 30, 2025, a cash balance of USD743,667 was maintained at financial institutions in the United States, of which USD477,698 was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD102,389) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2025, an aggregated cash balance of USD1,318,697 was maintained at financial institutions in Taiwan, of which USD1,071,096 was subject to credit risk. As of June 30, 2025, cash balance of USD77,868 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended June 30, 2025, two customers accounted for 13.3% and 12.3% of the Company’s total revenue, respectively. For the three months ended June 30, 2024, two customers accounted for 18.4% and 17.2% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2025 and 2024.
For the six months ended June 30, 2025, two customers accounted for 15.1% and 13.9% of the Company’s total revenue, respectively. For the six months ended June 30, 2024, two customers accounted for 17.8% and 16.3% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2025 and 2024.
As of June 30, 2025, four customers accounted for 19.2%, 12.0%, 11.4% and 10.9% of the total balance of accounts receivable, respectively. As of December 31, 2024, two customers accounted for 29.4% and 11.4% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2025 and December 31, 2024.
Vendor concentration risk
For the three months ended June 30, 2025, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 51.0% of the Company’s total purchases, respectively. For the three months ended June 30, 2024, Huida and another vendor accounted for 57.0% and 11.9% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended June 30, 2025 and 2024.
For the six months ended June 30, 2025, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 56.5% of the Company’s total purchases. For the six months ended June 30, 2024, Huida accounted for 54.6% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the six months ended June 30, 2025 and 2024.
As of June 30, 2025, Huida accounted for 78.8% of the total balance of accounts payable. As of December 31, 2024, Huida accounted for 69.6% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of June 30, 2025 and December 31, 2024.
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
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue	$30,998,260	$29,370,949	$64,210,808	$60,124,468
Less:
Cost of revenue	22,291,653	20,407,647	46,603,943	42,747,683
Selling and distribution expenses	6,209,728	6,260,847	13,372,906	12,391,733
General and administrative expenses	2,844,715	2,622,020	5,545,928	4,904,878
Research and development expenses	484,502	530,797	801,228	851,470
Other segment items(1)	746,703	(128,532)	1,020,931	66,104
benefit of income taxes	(214,576)	(298,415)	(954,106)	(276,126)
Segment net loss	(1,364,465)	(23,415)	(2,180,022)	(561,274)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(1,364,465)	$(23,415)	$(2,180,022)	$(561,274)
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
Consistent with our long-term strategic plan, we expect to continue to make significant investments across our business in order to continue to attract new customers, expand existing relationships, develop new products and manufacturing capabilities and expand into new jurisdictions, thereby prioritizing long-term growth over short-term profitability. We intend to drive long-term value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:
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
•Enhanced margin performance. Our focus on higher-margin products has continued to deliver results, with gross margins reaching 26.9% in 2024 and 27.4% in 2023, a significant rise from 19.5% in 2022. This positive trajectory in margins reflects our commitment to optimizing our product mix and operational efficiency despite recent headwinds from tariffs. Looking ahead, we anticipate gross margins to remain in line with the levels achieved in 2024 and 2023.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $16.4 million as of June 30, 2025, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
Reverse Stock Split

On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, which was effected on July 31, 2025. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the Reverse Stock Split.
Results of Operations
The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Six Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percentage
			USD	%
Revenue	$30,998,260	$29,370,949	$1,627,311	5.5
Cost of revenue	22,291,653	20,407,647	1,884,006	9.2
Gross profit	8,706,607	8,963,302	(256,695)	(2.9)
Selling and distribution expenses	6,209,728	6,260,847	(51,119)	(0.8)
General and administrative expenses	2,844,715	2,622,020	222,695	8.5
Research and development expenses	484,502	530,797	(46,295)	(8.7)
Loss from operations	(832,338)	(450,362)	(381,976)	84.8
Operating margins (%)	(2.7)	(1.5)	(120)	bps
Total other (expenses) income, net	(746,703)	128,532	(875,235)	(680.9)
benefit of income taxes	(214,576)	(298,415)	83,839	(28.1)
Net loss	(1,364,465)	(23,415)	(1,341,050)	5727.3
Net (loss) income attributable to FGI Industries Ltd. shareholders	(1,231,524)	163,565	(1,395,089)	(852.9)
Adjusted loss from operations(1)	(832,338)	(328,873)	(503,465)	153.1
Adjusted operating margins (%)(1)	(2.7)	(1.1)	(160)	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(1,161,873)	$22,700	$(1,184,573)	(5218.3)

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
	USD	USD	USD	%
Revenue	$64,210,808	$60,124,468	$4,086,340	6.8
Cost of revenue	46,603,943	42,747,683	3,856,260	9.0
Gross profit	17,606,865	17,376,785	230,080	1.3
Selling and distribution expenses	13,372,906	12,391,733	981,173	7.9
General and administrative expenses	5,545,928	4,904,878	641,050	13.1
Research and development expenses	801,228	851,470	(50,242)	(5.9)
Loss from operations	(2,113,197)	(771,296)	(1,341,901)	174.0
Operating margins (%)	(3.3)	(1.3)	(200)	bps
Total other expenses, net	(1,020,931)	(66,104)	(954,827)	1444.4
benefit of income taxes	(954,106)	(276,126)	(677,980)	245.5
Net loss	(2,180,022)	(561,274)	(1,618,748)	288.4
Net loss attributable to FGI Industries Ltd. shareholders	(1,860,616)	(248,624)	(1,611,992)	648.4
Adjusted loss from operations(1)	(2,093,291)	(528,318)	(1,564,973)	296.2
Adjusted operating margins (%)(1)	(3.3)	(0.9)	(240)	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(2,234,256)	$(174,776)	$(2,059,480)	1178.4
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue

Our revenue increased by $1.6 million, or 5.5%, to $31.0 million for the three months ended June 30, 2025, from $29.4 million for the three months ended June 30, 2024. The increase in our revenue was primarily driven by increases in sales of sanitaryware and custom kitchen cabinetry.
Revenue categories by product are summarized as follow:

	For the Three Months Ended June 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$18,082,905	58.3	$17,334,714	59.0	4.3
Bath Furniture	4,138,223	13.3	4,031,120	13.7	2.7
Shower System	5,230,862	16.9	5,889,847	20.1	(11.2)
Others	3,546,270	11.5	2,115,268	7.2	67.7
Total	$30,998,260	100.0	$29,370,949	100.0	5.5

	For the Six Months Ended June 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$38,242,757	59.6	$37,852,276	63.0	1.0
Bath Furniture	8,238,605	12.8	7,120,331	11.8	15.7
Shower System	10,917,179	17.0	11,650,716	19.4	(6.3)
Others	6,812,267	10.6	3,501,145	5.8	94.6
Total	$64,210,808	100.0	$60,124,468	100.0	6.8
We derive the majority of our revenue from sales of sanitaryware, which accounted for 58.3% and 59.6% of our total revenue for the three and six months ended June 30, 2025, compared to 59.0% and 63.0% for the comparable periods of 2024. Revenue generated from the sales of sanitaryware increased by 4.3% to $18.1 million for the three months ended June 30, 2025 from $17.3 million for same period of 2024. For the six months ended June 30, 2025, this revenue increased by 1.0% to $38.2 million from $37.9 million for the same period of 2024. While the U.S. and China have temporarily agreed to reduce their reciprocal tariffs during trade talks, we expect demand for this category to be uncertain due to the current environment as consumers await clarity on tariffs affecting a number of jurisdictions.
Our revenue from bath furniture sales accounted for 13.3% and 12.8% of our total revenue for the three and six months ended June 30, 2025, compared to 13.7% and 11.8% for the comparable periods of 2024. Bath Furniture sales increased by 2.7% to $4.1 million for the three months ended June 30, 2025, compared to $4.0 million for the same period of 2024. For the six months ended June 30, 2025, revenue from Bath Furniture sales increased by 15.7% to $8.2 million from $7.1 million for the same period of 2024. Our recently launched mid-tier product lines, launched to better address the current demand environment of trading down to lower priced offerings, is gaining traction.
Revenue from sales of Shower Systems made up approximately 16.9% and 17.0% of our total revenue for the three and six months ended June 30, 2025, compared to 20.1% and 19.4% for the comparable periods of 2024. Revenue from sales of shower systems decreased by 11.2% to $5.2 million for the three months ended June 30, 2025, compared to $5.9 million for the comparable period of 2024. For the six months ended June 30, 2025, revenue from sales of shower systems decreased by 6.3% to $10.9 million from $11.7 million for the same period of 2024. While shower system revenue dropped year-over-year this quarter, our recently launched programs have driven growth in recent periods and we anticipate them continuing to be a positive driver moving forward. Similar to Sanitaryware, however, we expect demand to be uncertain due to the current environment as consumers await tariff clarity, which may offset the impact of these programs.
Our revenue from sales of other products (custom kitchen cabinetry and other small offerings) increased by 67.7% to $3.5 million for the three months ended June 30, 2025, compared to $2.1 million for the same period of 2024. For the six months ended June 30, 2025, other revenue increased by 94.6% to $6.8 million from $3.5 million for the same period of 2024. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.

Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended June 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
United States	$17,970,861	58.0	$18,039,583	61.4	(0.4)
Canada	8,768,471	28.3	8,593,329	29.3	2.0
Europe	3,636,110	11.7	2,659,858	9.1	36.7
Rest of World	622,818	2.0	78,179	0.2	696.7
Total	$30,998,260	100.0	$29,370,949	100.0	5.5

	For the Six Months Ended June 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
United States	$39,139,233	61.0	$37,637,488	62.6	4.0
Canada	16,952,614	26.4	16,474,410	27.4	2.9
Europe	6,741,104	10.5	5,855,046	9.7	15.1
Rest of World	1,377,857	2.1	157,524	0.3	774.7
Total	$64,210,808	100.0	$60,124,468	100.0	6.8
We consistently generated the majority of our revenue in the United States market, which amounted to $18.0 million for the three months ended June 30, 2025 and June 30, 2024. For the six months ended June 30, 2025, however, revenue from United States market increased by 4.0% to $39.1 million, compared to $37.6 million for the same period of 2024. Such revenue accounted for approximately 60% of our total revenue for the three and six months ended June 30, 2025 and 2024, with minor period-to-period variation. The growth during the six months period was largely attributable to higher sales of bath furniture and kitchen cabinetry, as previously discussed, partially offset by a decrease due to tariff related uncertainties in the second quarter.
Our second largest market is Canada. Our revenue generated in the Canadian market was $8.8 million for the three months ended June 30, 2025, compared to $8.6 million for the three months ended June 30, 2024, representing a 2.0% increase. For the six months ended June 30, 2025, revenue from Canadian market increased by 2.9% to $17.0 million, compared to $16.5 million for the same period in 2024. The increased sales in the Canada market were primarily driven by stabilized demand from wholesale customers.
We also derive revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.6 million and $6.7 million for the three and six months ended June 30, 2025, compared to $2.7 million and $5.9 million for the three and six months ended June 30, 2024, representing a 36.7% and 15.1% increase for the three-month and six-month periods, respectively.
Gross Profit
Gross profit was $8.7 million and $17.6 million for the three and six months ended June 30, 2025, a decrease of 2.9% and an increase of 1.3% compared to the same periods of 2024, respectively. Gross profit margin was 28.1% and 27.4% for the three and six months ended June 30, 2025, down 240 and 150 basis points from 30.5% and 28.9% for the three and six months ended June 30, 2024, respectively.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses decreased by $0.1 million, or 0.8%, to $6.2 million for the three months ended June 30, 2025, from $6.3 million for the three months ended June 30, 2024, and increased by $1.0 million, or 7.9%, to $13.4 million for the six months ended June 30, 2025, from $12.4 million for the six months ended June 30, 2024. The increase was largely due to expanded marketing efforts aimed at supporting our growth initiatives including Isla Porter and FGI India, higher personnel-related expenses, and the one-time cost associated with the termination of a warehouse lease. These investments were aligned with our strategic focus on strengthening brand visibility and optimizing our distribution network.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.2 million, or 8.5%, to $2.8 million for the three months ended June 30, 2025, from $2.6 million for the three months ended June 30, 2024, and increased by $0.6 million, or 13.1%, to $5.5 million for the six months ended June 30, 2025, from $4.9 million for the six months ended June 30, 2024. The increase was primarily due to inflationary pressures and additional expenditures related to corporate support activities.
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
Provision for Income Taxes
We recorded a benefit of income taxes of $0.2 million and $1.0 million for the three and six months ended June 30, 2025, and a benefit of income taxes of approximately $0.3 million and $0.3 million for the three and six months ended June 30, 2024. The fluctuation in effective tax rate was primarily driven by foreign operations with various tax rates and non-deductible items.
Net Loss
We incurred net loss of $1.4 million and $23,000 for the three months ended June 30, 2025 and 2024, respectively, and net loss of $2.2 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. These changes had resulted from the combination of the changes discussed above.
Liquidity and Capital Resources
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. However, substantial doubt exists about the Company's ability to continue as a going concern. The Company has incurred net loss of $2.2 million and $1.7 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash provided by operating activities of $0.2 million and net cash used in operating activities of $7.4 million for the same respective periods. As of June 30, 2025, the Company had approximately $2.5 million in cash and cash equivalents and had $12.6 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, the Company was not in compliance with certain financial covenants related to its debt coverage ratio as of June 30, 2025. The Company is in discussions with its lenders regarding these covenant breaches.
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

•Commercial launch and promotion of new product lines, including anti-overflow toilets, shower systems, and custom kitchen cabinetry, which have begun generating increased revenue.
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
East West Bank Credit Facility
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had a maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date to August 21, 2025 while efforts regarding a renewal of the facility are ongoing.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of June 30, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of June 30, 2025.
The loan bears interest at a rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of June 30, 2025 and December 31, 2024 was 7.25% and 7.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9.5 million and $9.6 million as of June 30, 2025 and December 31, 2024, respectively.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.4 million as of June 30, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2025, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $1.2 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.

CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $1.8 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the key components of our cash flows for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
	USD	USD
Net cash provided by (used in) operating activities	$195,667	$(7,127,778)
Net cash used in investing activities	(631,150)	(1,859,419)
Net cash (used in) provided by financing activities	(1,943,867)	2,733,024
Effect of exchange rate fluctuation on cash	340,307	(215,976)
Net changes in cash	(2,039,043)	(6,470,149)
Cash, beginning of period	4,558,160	7,777,241
Cash, end of period	$2,519,117	$1,307,092
Operating Activities
Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2025, compared to net cash used of $7.1 million in the prior-year period. This improvement was driven by favorable working capital movements, including a $3.9 million decrease in accounts receivable and a $1.3 million reduction in inventory. A $2.1 million increase in accounts payable also supported operating cash flow. These inflows helped offset cash usage related to the $2.2 million net loss, payments on lease obligations, and reductions in accrued expenses. Non-cash items such as $1.1 million of amortization, $0.3 million of depreciation, and $0.2 million of share-based compensation contributed to narrowing the gap between the net loss and operating cash flow. Additionally, a higher deferred tax benefit of $1.0 million reduced the non-cash tax burden during the period.
Investing Activities
Net cash used in investing activities totaled $0.6 million for the six months ended June 30, 2025, compared to $1.9 million in the same period of 2024. The lower outflow resulted from a more conservative pace of capital investments, as spending on both equipment and intangible assets was reduced during the current period.
Financing Activities
Net cash used in financing activities was $1.9 million for the six months ended June 30, 2025, due to net repayments on the Company’s revolving credit facilities. In contrast, the prior-year period saw $2.7 million in cash provided by financing activities, reflecting net proceeds from borrowings under the same facilities.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.6 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. We do not expect to incur significant capital expenditures in the immediate future.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2025.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Loss from operations	$(832,338)	$(450,362)	$(2,113,197)	$(771,296)
Adjustments:
Non-recurring IPO-related share-based compensation	—	59,719	19,906	119,438
Business expansion expense	—	61,770	—	123,540
Adjusted Operating Loss	$(832,338)	$(328,873)	$(2,093,291)	$(528,318)
Revenue	$30,998,260	$29,370,949	$64,210,808	$60,124,468
Adjusted Operating Margins (%)	(2.7)	(1.1)	(3.3)	(0.9)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Loss before income taxes	$(1,579,041)	$(321,830)	$(3,134,128)	$(837,400)
Adjustments:
Non-recurring IPO-related share-based compensation	—	59,719	19,906	119,438
Business expansion expense	—	61,770	—	123,540
Adjusted loss before income taxes	(1,579,041)	(200,341)	(3,114,222)	(594,422)
Less: income taxes at 18% rate	(284,227)	(36,061)	(560,560)	(106,996)
Less: net loss attributable to non-controlling shareholders	(132,941)	(186,980)	(319,406)	(312,650)
Adjusted Net (Loss) Income	$(1,161,873)	$22,700	$(2,234,256)	$(174,776)
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weaknesses in our internal control over financial reporting described below.
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
Management’s Remediation Initiatives
We continue to evaluate and have begun implementing certain practices and procedures to address the foregoing material weaknesses. To remediate the material weaknesses related to the review of journal entry and account reconciliation, we have redesigned our controls to detect unauthorized transactions posted without review and established sufficient compensating controls for effective account reconciliations. To address the material weakness related to the debt covenant compliance, we have implemented an additional layer of review in the calculation and reporting process. We plan to continue the implementation of these and other remediation efforts to address the identified material weaknesses in the future.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We completed a 1-for-5 reverse share split on July 31, 2025 in an effort to regain compliance with the Nasdaq ru. However, there can be no assurance that the Company will be successful in achieving or maintaining compliance with Rule 5550(a)(2) or other Nasdaq listing standards.
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
We may not be able to refinance or renew our indebtedness or be able to borrow under our Credit Agreement with East West Bank or other future credit facilities, which may have a material adverse effect on our financial condition.
The original maturity date for our Credit Agreement with East West Bank was December 21, 2024. Since that time, East West Bank has extended the maturity date on several occasions while the parties work on a renewal of the facility. The current maturity date is August 21, 2025. While we continue to work closely with East West Bank and believe we have sufficient accounts receivable available for factoring should the loan amounts become due, there can be no assurances that we will negotiate a renewal by such date or that the lender will extend the maturity date again. Moreover, there can be no assurances that we will be able to renew or refinance the Credit Agreement on substantially similar terms, or at all. In recent quarters, we have not been in compliance with the debt coverage ratio in the Credit Agreement, which may require a renewed facility to have different terms or borrowing limits, or there may be additional fees and expenses that we might have to pay, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance the Credit Agreement or other indebtedness on terms that are substantially similar to the terms currently available to us or obtain alternative or additional financing arrangements, or if such amounts became due, it could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current tariff environment.
The challenging consumer environment, in particular as a result of current tariff implementation in the United States, has adversely impacted and is expected to adversely impact our performance. These factors have placed pressure on our ability to meet the financial covenants in our credit agreements, including the Credit Agreement with East West Bank. Failure to satisfy the debt covenants under our loan facilities, without a timely cure, waiver or amendment, is considered an event of default. If an event of default occurs and is not cured or waived, the lender could elect to declare all amounts outstanding under such agreement immediately due and payable and exercise other remedies as set forth in such agreement. As of June 30, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio in its Credit Agreement with East West Bank. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. However, it is possible that the lender could demand repayment of amounts owed or cease to lend to us. This and the other factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of the condensed consolidated financial statements included in this Quarterly Report. Management has implemented plans which are disclosed in Note 2. As a result of these actions, management believes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the six months ended June 30, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit Number	Description

3.1
Second Amended and Restated Memorandum and Articles of Association of FGI Industries Ltd., effective January 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

3.2
Amendment to the Amended and Restated Memorandum and Articles of Association of FGI Industries Ltd. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 29, 2025).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 13, 2025

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jae Chung
Jae Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)