Form 10-Q
period 2025-09-30
FGI Industries Ltd.
filed 2025-11-14
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock on November 7, 2025 was 1,920,140.

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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,875,682	$4,558,160
Accounts receivable, net	18,134,854	20,293,555
Inventories, net	12,335,902	13,957,867
Prepayments and other current assets	2,607,964	2,091,407
Prepayments and other receivables – related parties	17,735,791	11,996,973
Total current assets	52,690,193	52,897,962

PROPERTY AND EQUIPMENT, NET	3,960,268	3,634,340

OTHER ASSETS
Intangible assets	1,784,756	1,849,951
Operating lease right-of-use assets, net	11,434,340	12,823,747
Deferred tax assets, net	2,024,825	2,665,585
Other noncurrent assets	1,143,633	1,589,830
Total other assets	16,387,554	18,929,113
Total assets	$73,038,015	$75,461,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$14,076,346	$14,502,367
Accounts payable	22,672,622	19,349,529
Accounts payable – related parties	23,711	894,661
Income tax payable	—	23,189
Operating lease liabilities – current	1,676,402	1,867,956
Accrued expenses and other current liabilities	5,781,342	5,905,124
Total current liabilities	44,230,423	42,542,826

OTHER LIABILITIES
Operating lease liabilities – noncurrent	10,369,324	11,352,939
Total liabilities	54,599,747	53,895,765

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024)(1)	—	—
Ordinary shares ($0.0005 par value, 40,000,000 shares authorized, 1,918,311 and 1,912,783 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)(1)	959	956
Additional paid-in capital	21,594,025	21,279,047
(Accumulated deficit) retained earnings	(299,513)	3,212,435
Accumulated other comprehensive loss	(1,553,835)	(2,239,560)
FGI Industries Ltd. shareholders’ equity	19,741,636	22,252,878
Non-controlling interests	(1,303,368)	(687,228)
Total shareholders’ equity	18,438,268	21,565,650
Total liabilities and shareholders’ equity	$73,038,015	$75,461,415
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue	$35,848,861	$36,099,179	$100,059,669	$96,223,647

Cost of revenue	26,350,193	26,790,957	72,954,136	69,538,640

Gross profit	9,498,668	9,308,222	27,105,533	26,685,007

Operating expenses
Selling and distribution	6,060,571	6,284,932	19,433,477	18,676,665
General and administrative	2,784,507	2,637,141	8,330,435	7,542,019
Research and development	283,867	451,975	1,085,095	1,303,445
Total operating expenses	9,128,945	9,374,048	28,849,007	27,522,129

Income (loss) from operations	369,723	(65,826)	(1,743,474)	(837,122)

Other income (expenses)
Interest income	661	584	2,790	5,251
Interest expense	(402,836)	(366,420)	(987,787)	(893,721)
Other (expenses) income, net	(36,015)	951	(474,124)	457,481
Total other expenses, net	(438,190)	(364,885)	(1,459,121)	(430,989)

Loss before income taxes	(68,467)	(430,711)	(3,202,595)	(1,268,111)

Provision for (benefit of) income taxes
Current	236,226	518,585	284,733	857,293
Deferred	1,643,373	(251,048)	640,760	(865,882)
Total provision for (benefit of) income taxes	1,879,599	267,537	925,493	(8,589)

Net loss	(1,948,066)	(698,248)	(4,128,088)	(1,259,522)
Less: net loss attributable to non-controlling shareholders	(296,734)	(148,111)	(616,140)	(460,761)
Net loss attributable to FGI Industries Ltd. shareholders	(1,651,332)	(550,137)	(3,511,948)	(798,761)

Other comprehensive (loss) income
Foreign currency translation adjustment	(3,742)	47,269	685,725	(400,289)

Comprehensive loss	(1,951,808)	(650,979)	(3,442,363)	(1,659,811)
Less: comprehensive loss attributable to non-controlling shareholders	(296,734)	(148,111)	(616,140)	(460,761)
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(1,655,074)	$(502,868)	$(2,826,223)	$(1,199,050)

Weighted average number of ordinary shares
Basic(1)	1,918,311	1,912,783	1,917,461	1,913,117
Diluted(1)	1,918,311	1,912,783	1,917,461	1,913,117

Loss per share
Basic(1)	$(0.86)	$(0.29)	$(1.83)	$(0.42)
Diluted(1)	$(0.86)	$(0.29)	$(1.83)	$(0.42)
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	1,912,783	$956	$21,279,047	$3,212,435	$(2,239,560)	$(687,228)	$21,565,650
Share-based compensation	5,118	3	76,303	—	—	—	76,306
Net loss	—	—	—	(629,092)	—	(186,465)	(815,557)
Foreign currency translation adjustments	—	—	—	—	86,432	—	86,432
Balance at March 31, 2025	1,917,901	$959	$21,355,350	$2,583,343	$(2,153,128)	$(873,693)	$20,912,831
Share-based compensation	410	—	124,623	—	—	—	124,623
Net loss	—	—	—	(1,231,524)	—	(132,941)	(1,364,465)
Foreign currency translation adjustments	—	—	—	—	603,035	—	603,035
Balance at June 30, 2025	1,918,311	$959	$21,479,973	$1,351,819	$(1,550,093)	$(1,006,634)	$20,276,024
Share-based compensation	—	—	114,052	—	—	—	114,052
Net loss	—	—	—	(1,651,332)	—	(296,734)	(1,948,066)
Foreign currency translation adjustments	—	—	—	—	(3,742)	—	(3,742)
Balance at September 30, 2025	1,918,311	$959	$21,594,025	$(299,513)	$(1,553,835)	$(1,303,368)	$18,438,268

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023	1,909,521	$955	$20,877,832	$4,413,524	$(1,111,499)	$(154,040)	$24,026,772
Share-based compensation	—	—	119,586	—	—	—	119,586
Net loss	—	—	—	(412,189)	—	(125,670)	(537,859)
Foreign currency translation adjustments	—	—	—	—	(22,578)	—	(22,578)
Balance at March 31, 2024	1,909,521	$955	$20,997,418	$4,001,335	$(1,134,077)	$(279,710)	$23,585,921
Share-based compensation	3,262	1	208,504	—	—	—	208,505
Net income (loss)	—	—	—	163,565	—	(186,980)	(23,415)
Foreign currency translation adjustments	—	—	—	—	(424,980)	—	(424,980)
Balance at June 30, 2024	1,912,783	$956	$21,205,922	$4,164,900	$(1,559,057)	$(466,690)	$23,346,031
Share-based compensation	—	—	208,506	—	—	—	208,506
Net loss	—	—	—	(550,137)	—	(148,111)	(698,248)
Foreign currency translation adjustments	—	—	—	—	47,269	—	47,269
Balance at September 30, 2024	1,912,783	$956	$21,414,428	$3,614,763	$(1,511,788)	$(614,801)	$22,903,558
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,128,088)	$(1,259,522)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	493,977	324,683
Amortization	1,662,110	1,818,366
Share-based compensation	314,981	536,597
Provision for credit losses	120,576	79,762
Provision for defective return	307,154	489,975
Foreign exchange transaction (gain) loss	412,060	(225,317)
Deferred income tax expense (benefit)	640,760	(850,825)
Changes in operating assets and liabilities
Accounts receivable	1,730,971	(3,792,409)
Inventories	1,621,965	(3,861,657)
Prepayments and other current assets	(303,419)	785,879
Prepayments and other receivables – related parties	(5,738,818)	(5,960,704)
Other noncurrent assets	446,197	(627,654)
Income taxes	(236,328)	(124,369)
Accounts payable	3,323,093	5,703,521
Accounts payable - related parties	(870,950)	(730,254)
Operating lease liabilities	(1,343,196)	(1,443,510)
Accrued expenses and other current liabilities	(123,781)	1,094,693
Net cash used in operating activities	(1,670,736)	(8,042,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(818,650)	(1,374,500)
Purchase of intangible assets	(75,196)	(669,764)
Net cash used in investing activities	(893,846)	(2,044,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit facility	(426,021)	5,526,322
Net cash (used in) provided by financing activities	(426,021)	5,526,322

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	308,125	(171,892)

NET CHANGES IN CASH	(2,682,478)	(4,732,579)
CASH, BEGINNING OF PERIOD	4,558,160	7,777,241
CASH, END OF PERIOD	$1,875,682	$3,044,662

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(989,844)	$(881,759)
Cash paid during the period for income taxes	$(513,974)	$(961,890)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$1,150,282	$(16,807)
Derecognition of right-of-use asset and lease liability upon early termination	$(1,251,111)	$—
Acquisition of intangible asset partially through prior period advanced payment	$—	$(1,241,664)
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
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. However, substantial doubt exists about the Company's ability to continue as a going concern. The Company has incurred net loss of $4.1 million and $1.7 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash used in operating activities of $1.7 million and net cash used in operating activities of $7.4 million for the same respective periods. As of September 30, 2025, the Company had approximately $1.9 million in cash and cash equivalents and had $14.1 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, the Company was not in compliance with certain financial covenants related to its debt coverage ratio as of September 30, 2025. The Company is in discussions with its lenders regarding these covenant breaches.
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
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 7.1274 and 7.3094 as of September 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3841 and 1.4384 as of September 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8527 and 0.9600 as of September 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 88.7083 and 85.4912 as of September 30, 2025 and December 31, 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024.

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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.
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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue by product line
Sanitaryware	$22,945,010	$21,451,387	$61,187,767	$59,303,663
Bath Furniture	3,714,301	4,162,292	11,952,906	11,282,623
Shower System	5,869,423	7,143,283	16,786,602	18,793,999
Others	3,320,127	3,342,217	10,132,394	6,843,362
Total	$35,848,861	$36,099,179	$100,059,669	$96,223,647

	Total Revenue				Total Assets
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of September 30,	As of December 31,
	2025	2024	2025	2024	2025	2024
	USD	USD	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$22,493,458	$22,195,976	$61,632,691	$59,833,465	$49,826,583	$47,935,433
Canada	9,120,195	9,916,907	26,072,809	26,391,317	13,571,574	15,027,362
Europe	3,666,761	3,418,826	10,407,865	9,273,872	1,953,046	1,625,994
Rest of World	568,447	567,470	1,946,304	724,993	7,686,812	10,872,626
Total	$35,848,861	$36,099,179	$100,059,669	$96,223,647	$73,038,015	$75,461,415
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations. For the three months ended September 30, 2025 and 2024, shipping and handling expense was $328,371 and $288,657, respectively. For the nine months ended September 30, 2025 and 2024, shipping and handling expense was $1,027,507 and $804,388, respectively.
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

The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $114,052 and $208,506 for the three months ended September 30, 2025 and 2024, respectively, and $314,981 and $536,597 for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, the tax years ended December 31, 2022 through December 31, 2024 for FGI Industries remain open for statutory examination by tax authority.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Numerator:
Net loss attributable to FGI Industries Ltd. shareholders	$(1,651,332)	$(550,137)	$(3,511,948)	$(798,761)

Denominator:
Weighted-average number of ordinary shares outstanding — basic(1)	1,918,311	1,912,783	1,917,461	1,913,117
Potentially dilutive shares from outstanding options/warrants(1)	—	—	—	—
Weighted-average number of ordinary shares outstanding — diluted(1)	1,918,311	1,912,783	1,917,461	1,913,117

Earnings (loss) per share — basic(1)	$(0.86)	$(0.29)	$(1.83)	$(0.42)
Earnings (loss) per share — diluted(1)	$(0.86)	$(0.29)	$(1.83)	$(0.42)
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
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.
Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	USD	USD

Accounts receivable	$19,658,445	$21,487,303
Allowance for credit losses	(214,510)	(191,821)
Accrued defective return and discount	(1,309,081)	(1,001,927)
Accounts receivable, net	$18,134,854	$20,293,555
Movements of allowance for credit losses are as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$191,821	$244,879
Provision	120,576	137,592
Write-off	(97,887)	(190,650)
Ending balance	$214,510	$191,821
Movements of accrued defective return and discount accounts are as follows:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$1,001,927	$744,284
Provision (recovery)	307,154	257,643
Ending balance	$1,309,081	$1,001,927
Note 4 — Inventories, net
Inventories, net consisted of finished goods as of September 30, 2025 and December 31, 2024.

Note 5 — Prepayments and other assets
Prepayments and other assets consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	USD	USD

Prepayments	$1,768,297	$1,806,555
Others	839,667	284,852
Total prepayments and other assets	$2,607,964	$2,091,407
Note 6 — Property and equipment, net
Property and equipment, net consist of the following:

	As of September 30, 2025	As of December 31, 2024
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,353,001	1,919,687
Machinery and equipment	3,950,141	3,549,167
Furniture and fixtures	277,268	274,994
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	7,700,765	6,864,203
Less: accumulated depreciation	(3,753,591)	(3,311,647)
Prepayment for purchase of equipment and construction-in-progress	13,094	81,784
Total	$3,960,268	$3,634,340
Depreciation expenses amounted to $182,759 and $125,244 for the three months ended September 30, 2025 and 2024 respectively, and $493,977 and $324,683 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. As of September 30, 2025, the Company’s leases have remaining lease terms up to 8.8 years.
During the nine months ended September 30, 2025, the Company terminated the lease agreement related to its warehouse facility in Indiana as part of a strategic decision. As a result of the early termination, the Company derecognized the related right-of-use asset and lease liability associated with the Indiana facility. The lease termination did not result in any significant gain or loss for the period. The Company also entered into two new lease agreements for office and warehouse spaces in Portage, Indiana, with lease terms through January 2032.
For the three months ended September 30, 2025 and 2024, total lease expenses were $634,127 and $699,646, respectively. For the nine months ended September 30, 2025 and 2024, total lease expenses were $1,938,548 and $2,099,500, respectively.

The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of September 30, 2025	As of December 31, 2024
	USD	USD

Operating lease right-of-use assets	$11,434,340	$12,823,747
Operating lease liabilities – current	$1,676,402	$1,867,956
Operating lease liabilities – noncurrent	10,369,324	11,352,939
Total operating lease liabilities	$12,045,726	$13,220,895
Information relating to the lease term and discount rate are as follows:

	As of September 30, 2025	As of December 31, 2024

Weighted-average remaining lease term
Operating leases	8.8 years	8.7 years
Weighted-average discount rate
Operating leases	5.9%	5.7%
As of September 30, 2025, the maturities of operating lease liabilities were as follows:

For the 12 months ending September 30,
2026	$2,337,331
2027	2,342,014
2028	2,411,760
2029	1,878,702
2030	1,168,540
Thereafter	4,969,550
Total lease payments	15,107,897
Less: imputed interest	(3,062,171)
Present value of lease liabilities	$12,045,726
Note 8 — Short-term loans
Bank loan
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had a maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date to December 5, 2025 while efforts regarding a renewal of the facility are ongoing. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of September 30, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of September 30, 2025.
The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of September 30, 2025, and December 31, 2024 was 7.00% and 7.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9.7 million and $9.6 million as of September 30, 2025, and December 31, 2024, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.4 million as of September 30, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada Ltd. is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2025, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $1.8 million and $2.6 million as of September 30, 2025, and December 31, 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.6 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes the Company's share option and RSU activity for the nine months ended September 30, 2025:

	Share Options					RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Number of RSUs	Weighted Average Grant Date Fair Value
		USD	USD	Years	USD		USD
Beginning of period	234,283	$9.10	$4.81			117,912	$13.53
Granted	208,640	$3.79	$2.75			166,766	$4.05
Canceled	(105,927)	$7.50	$4.22			—
Exercised or released	—					(12,444)	$19.40
End of period	336,996	$6.32	$3.72	8.64	$456,328	272,234	$8.34
Vested and exercisable	105,216	$11.15	$5.55	7.03	$—
The table above gives retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
For the nine months ended September 30, 2025 and 2024, the total fair value of options awarded was $572,745 and $573,163, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the nine months ended September 30, 2025 and 2024. The assumptions used to value the options granted to employees were as follows:

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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Selling and distribution expenses	$17,567	$42,668	$71,022	$116,584
General and administrative expenses	96,485	165,838	243,959	420,013
Total share-based compensation expenses	$114,052	$208,506	$314,981	$536,597
As of September 30, 2025, there was $1,148,381 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.80 years.

Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Income components
United States	$(237,190)	$(1,614,080)	$(3,669,132)	$(3,455,011)
Outside United States	168,723	1,183,369	466,537	2,186,900
Total pre-tax loss	$(68,467)	$(430,711)	$(3,202,595)	$(1,268,111)
Provision for (benefit of) income taxes
Current
Federal	$—	$(12,757)	$—	$(12,219)
State	(6,388)	29,128	5,244	37,553
Foreign	242,614	502,214	279,489	831,959
	236,226	518,585	284,733	857,293
Deferred
Federal	1,271,304	(154,816)	484,868	(572,163)
State	379,362	(96,232)	163,185	(149,646)
Foreign	(7,293)	—	(7,293)	(144,073)
	1,643,373	(251,048)	640,760	(865,882)
Total benefit of income taxes	$1,879,599	$267,537	$925,493	$(8,589)
Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Nine Months Ended September 30,
	2025	2024
	%	%
Federal statutory rate	21.0	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit	6.4	6.1
Foreign operations	(5.2)	(16.2)
Permanent items	(0.6)	(10.8)
Deferred adjustments	7.1	(0.1)
Valuation allowance	(57.2)	—
Others	(0.4)	0.7
Effective tax rate	(28.9)	0.7

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of September 30, 2025	As of December 31, 2024
	USD	USD

Deferred tax assets
Allowance for credit losses	$49,406	$45,859
Other reserve	133,704	127,515
Accrued expenses	184,570	152,600
Lease liability	1,205,257	1,464,256
Charitable contributions	3,559	331
Business interest limitation	993,061	634,794
Net operating loss – federal	1,518,607	976,500
Net operating loss – state	477,695	328,861
Other	194,996	186,554
Total deferred tax assets	4,760,855	3,917,270
Less: valuation allowance	(1,831,630)	—
Net deferred tax assets	2,929,225	3,917,270
Deferred tax liabilities
Fixed assets	1,177,754	1,416,178
Intangibles	(273,354)	(164,493)
Total deferred tax liabilities	904,400	1,251,685
Deferred tax assets, net of deferred tax liabilities	$2,024,825	$2,665,585
The deferred tax assets related to the Company’s net operating losses of $14,886,529 (Federal $7,231,456 and States $7,655,073) and $10,056,026 (Federal $4,649,994 and States $5,406,032) as of September 30, 2025 and December 31, 2024, respectively. The federal net operating losses have no expiration date. The states net operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at September 30, 2025 or December 31, 2024. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA legislation is not expected to have a material impact on our effective tax rate, deferred tax position, or results of operations in 2025.
Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2025	2024	2025	2024
			USD	USD	USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$300,332	$408,977	$1,660,567	$408,977
			$300,332	$408,977	$1,660,567	$408,977

Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2025	2024	2025	2024
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$1,063,744	$1,903,797	$4,412,916	$4,658,602
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	1,461,397	1,883,192	4,116,219	5,837,250
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	27,542	15,874	232,349	39,943
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchases	3,617	—	15,376	—
			$2,556,300	$3,802,863	$8,776,860	$10,535,795
The ending balances of such transactions as of September 30, 2025 and December 31, 2024 are listed of the following:
Prepayments — related parties

Name of Related Party	As of September 30, 2025	As of December 31, 2024
	USD	USD

Focal Capital Holding Limited	$5,550,455	$9,975,298
Foremost Worldwide Co., Ltd.	9,448,354	—
	$14,998,809	$9,975,298
Accounts Payables — related parties

Name of Related Party	As of September 30, 2025	As of December 31, 2024
	USD	USD

Foremost Worldwide Co., Ltd.	$—	$718,605
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	23,711	56,389
F.P.Z. Furniture (Cambodia) Co., Ltd.	—	119,667
	$23,711	$894,661
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $167,381 and $189,081 for the three months ended September 30, 2025 and 2024, respectively, and $510,917 and $552,043 for the nine months ended September 30, 2025 and 2024, respectively, which were booked under selling and distribution expenses and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $76,690 and $82,908 for the three months ended September 30, 2025 and 2024, respectively, and $210,261 and $217,504 for the nine months ended September 30, 2025 and 2024, respectively.

Other Receivables (Payables) — related parties

Name of Related Party	Relationship	Nature of Transactions	As of September 30, 2025	As of December 31, 2024
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	3,521,891	2,654,286
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(314,014)	(340,901)
Focal Capital Holding Limited	An entity under common control	Miscellaneous expenses	15,257	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Miscellaneous expenses	(486,152)	(291,710)
			$2,736,982	$2,021,675
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.
Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of September 30, 2025, a cash balance of USD623,721 was maintained at financial institutions in the United States, of which USD111,431 was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of TWD3,000,000 (approximately USD98,538) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2025, an aggregated cash balance of USD711,222 was maintained at financial institutions in Taiwan, of which USD420,632 was subject to credit risk. The China Deposit Insurance Corporation pays compensation up to a limit of CNY500,000(approximately USD70,152) if the bank with which a depositor holds its eligible deposit fails. As of September 30, 2025, a cash balance of CNY649,817(USD91,172)was maintained at financial institutions in China, of which CNY149,817 (USD21,020) was subject to credit risk. As of September 30, 2025, cash balance of USD176,982 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD117,275) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2025, cash balance of EUR188,094 (USD220,586) was maintained at financial institutions in Europe, of which EUR88,094 (USD103,312) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended September 30, 2025, four customers accounted for 15.3%, 13.3%, 10.7% and 10.1% of the Company’s total revenue, respectively. For the three months ended September 30, 2024, two customers accounted for 19.5% and 15.1% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025, four customers accounted for 15.2%, 12.7%, 10.8% and 10.0% of the Company’s total revenue, respectively. For the nine months ended September 30, 2024, two customers accounted for

17.5% and 16.8% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, two customers accounted for 26.9% and 12.5% of the total balance of accounts receivable, respectively. As of December 31, 2024, two customers accounted for 29.4% and 11.4% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2025 and December 31, 2024.
Vendor concentration risk
For the three months ended September 30, 2025, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 60.6% of the Company’s total purchases, respectively. For the three months ended September 30, 2024, Huida accounted for 57.3% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025, Huida accounted for 58.0% of the Company’s total purchases. For the nine months ended September 30, 2024, Huida accounted for 55.6% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, Huida accounted for 74.8% of the total balance of accounts payable. As of December 31, 2024, Huida accounted for 69.6% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of September 30, 2025 and December 31, 2024.
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
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue	$35,848,861	$36,099,179	$100,059,669	$96,223,647
Less:
Cost of revenue	26,350,193	26,790,957	72,954,136	69,538,640
Selling and distribution expenses	6,060,571	6,284,932	19,433,477	18,676,665
General and administrative expenses	2,784,507	2,637,141	8,330,435	7,542,019
Research and development expenses	283,867	451,975	1,085,095	1,303,445
Other segment items(1)	438,190	364,885	1,459,121	430,989
Provision for income taxes	1,879,599	267,537	925,493	(8,589)
Segment net loss	(1,948,066)	(698,248)	(4,128,088)	(1,259,522)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(1,948,066)	$(698,248)	$(4,128,088)	$(1,259,522)
(1) Other segment items included interest income, interest expense and non-recurring other income and expenses.
Note 16 — Subsequent Events
On October 21, 2025, the Company entered into a joint venture agreement with two partners to establish entities in Nigeria, in which the Company will hold a minority ownership interest.

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
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total liquidity of $14.2 million as of September 30, 2025, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
Results of Operations
The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Nine Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percentage
			USD	%
Revenue	$35,848,861	$36,099,179	$(250,318)	(0.7)
Cost of revenue	26,350,193	26,790,957	(440,764)	(1.6)
Gross profit	9,498,668	9,308,222	190,446	2.0
Selling and distribution expenses	6,060,571	6,284,932	(224,361)	(3.6)
General and administrative expenses	2,784,507	2,637,141	147,366	5.6
Research and development expenses	283,867	451,975	(168,108)	(37.2)
Income (loss) from operations	369,723	(65,826)	435,549	(661.7)
Operating margins (%)	1.0	(0.2)	120	bps
Total other expenses, net	(438,190)	(364,885)	(73,305)	20.1
Provision for income taxes	1,879,599	267,537	1,612,062	602.6
Net loss	(1,948,066)	(698,248)	(1,249,818)	179.0
Net loss attributable to FGI Industries Ltd. shareholders	(1,651,332)	(550,137)	(1,101,195)	200.2
Adjusted income from operations(1)	369,723	55,663	314,060	564.2
Adjusted operating margins (%)(1)	1.0	0.2	80	bps
Adjusted net income (loss) attributable to FGI Industries Ltd. shareholders(1)	$240,591	$(105,451)	$346,042	(328.2)

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
	USD	USD	USD	%
Revenue	$100,059,669	$96,223,647	$3,836,022	4.0
Cost of revenue	72,954,136	69,538,640	3,415,496	4.9
Gross profit	27,105,533	26,685,007	420,526	1.6
Selling and distribution expenses	19,433,477	18,676,665	756,812	4.1
General and administrative expenses	8,330,435	7,542,019	788,416	10.5
Research and development expenses	1,085,095	1,303,445	(218,350)	(16.8)
Loss from operations	(1,743,474)	(837,122)	(906,352)	108.3
Operating margins (%)	(1.7)	(0.9)	(80)	bps
Total other expenses, net	(1,459,121)	(430,989)	(1,028,132)	238.6
provision for (benefit of) income taxes	925,493	(8,589)	934,082	(10875.3)
Net loss	(4,128,088)	(1,259,522)	(2,868,566)	227.8
Net loss attributable to FGI Industries Ltd. shareholders	(3,511,948)	(798,761)	(2,713,187)	339.7
Adjusted loss from operations(1)	(1,723,568)	(472,655)	(1,250,913)	264.7
Adjusted operating margins (%)(1)	(1.7)	(0.5)	(120)	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(1,993,665)	$(280,227)	$(1,713,438)	611.4
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue

For the nine months ended September 30, 2025, our revenue increased by $3.8 million, or 4.0%, to $100.1 million from $96.2 million for the same period last year. The increase in our revenue was primarily driven by increases in sales of sanitaryware, bath furniture and custom kitchen cabinetry. Revenue for the three months ended September 30, 2025 was $35.8 million, essentially consistent with the prior-year period.
Revenue categories by product are summarized as follow:

	For the Three Months Ended September 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$22,945,010	64.0	$21,451,387	59.4	7.0
Bath Furniture	3,714,301	10.4	4,162,292	11.5	(10.8)
Shower System	5,869,423	16.4	7,143,283	19.8	(17.8)
Others	3,320,127	9.2	3,342,217	9.3	(0.7)
Total	$35,848,861	100.0	$36,099,179	100.0	(0.7)

	For the Nine Months Ended September 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$61,187,767	61.2	$59,303,663	61.6	3.2
Bath Furniture	11,952,906	11.9	11,282,623	11.7	5.9
Shower System	16,786,602	16.8	18,793,999	19.5	(10.7)
Others	10,132,394	10.1	6,843,362	7.2	48.1
Total	$100,059,669	100.0	$96,223,647	100.0	4.0
We derive the majority of our revenue from sales of sanitaryware, which accounted for 64.0% and 61.2% of our total revenue for the three and nine months ended September 30, 2025, compared to 59.4% and 61.6% for the comparable periods of 2024. Revenue generated from the sales of sanitaryware increased by 7.0% to $22.9 million for the three months ended September 30, 2025 from $21.5 million for same period of 2024. For the nine months ended September 30, 2025, this revenue increased by 3.2% to $61.2 million from $59.3 million for the same period of 2024. Demand for sanitaryware remains subject to uncertainty given ongoing tariff considerations and broader trade conditions, despite easing of certain trade tensions between the U.S. and China.
Our revenue from bath furniture sales accounted for 10.4% and 11.9% of our total revenue for the three and nine months ended September 30, 2025, compared to 11.5% and 11.7% for the comparable periods of 2024. Bath furniture sales decreased by 10.8% to $3.7 million for the three months ended September 30, 2025, compared to $4.2 million for the same period of 2024. For the nine months ended September 30, 2025, revenue from bath furniture sales increased by 5.9% to $12.0 million from $11.3 million for the same period of 2024. Our recently launched mid-tier product lines, launched to better address the current demand environment of trading down to lower priced offerings, is gaining traction.
Revenue from sales of shower systems made up approximately 16.4% and 16.8% of our total revenue for the three and nine months ended September 30, 2025, compared to 19.8% and 19.5% for the comparable periods of 2024. Revenue from sales of shower systems decreased by 17.8% to $5.9 million for the three months ended September 30, 2025, compared to $7.1 million for the comparable period of 2024. For the nine months ended September 30, 2025, revenue from sales of shower systems decreased by 10.7% to $16.8 million from $18.8 million for the same period of 2024. While shower system revenue dropped year-over-year this quarter, our recently launched programs have driven growth in recent periods and we anticipate them continuing to be a positive driver moving forward. Similar to sanitaryware, however, we expect demand to be uncertain due to the current environment as consumers await tariff clarity, which may offset the impact of these programs.
For the nine months ended September 30, 2025, other revenue increased by 48.1% to $10.1 million from $6.8 million for the same period of 2024. Other revenue for the three months ended September 30, 2025 was $3.3 million, essentially consistent with the prior-year period. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.

Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended September 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
United States	$22,493,458	62.7	$22,195,976	61.5	1.3
Canada	9,120,195	25.4	9,916,907	27.5	(8.0)
Europe	3,666,761	10.2	3,418,826	9.5	7.3
Rest of World	568,447	1.7	567,470	1.5	0.2
Total	$35,848,861	100.0	$36,099,179	100.0	(0.7)

	For the Nine Months Ended September 30,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
United States	$61,632,691	61.6	$59,833,465	62.2	3.0
Canada	26,072,809	26.1	26,391,317	27.4	(1.2)
Europe	10,407,865	10.4	9,273,872	9.6	12.2
Rest of World	1,946,304	1.9	724,993	0.8	168.5
Total	$100,059,669	100.0	$96,223,647	100.0	4.0
We consistently generated the majority of our revenue in the United States market, which amounted to $22.5 million and $22.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively. For the nine months ended September 30, 2025, however, revenue from United States market increased by 3.0% to $61.6 million, compared to $59.8 million for the same period of 2024. Such revenue accounted for approximately 62% of our total revenue for the three and nine months ended September 30, 2025 and 2024, with minor period-to-period variation. The growth during the nine-month period was largely attributable to higher sales of bath furniture and kitchen cabinetry, as previously discussed, partially offset by a decrease due to tariff related uncertainties in the second quarter.
Our second largest market is Canada. Our revenue generated in the Canadian market was $9.1 million for the three months ended September 30, 2025, compared to $9.9 million for the three months ended September 30, 2024, representing a 8.0% decrease. For the nine months ended September 30, 2025, revenue from Canadian market decreased by 1.2% to $26.1 million, compared to $26.4 million for the same period in 2024. Revenue in the Canadian market remained largely stable for the nine months ended September 30, 2025, with third-quarter sales moderating as retailers slowed purchases following strong activity in the first half of this year. In the wholesale channel, after a slower start to the year, purchasing activity picked up in the third quarter.
We also derive revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.7 million and $10.4 million for the three and nine months ended September 30, 2025, compared to $3.4 million and $9.3 million for the three and nine months ended September 30, 2024, representing a 7.3% and 12.2% increase for the three-month and nine-month periods, respectively. We believe this growth reflects continued demand in the European market.
Gross Profit
Gross profit was $9.5 million and $27.1 million for the three and nine months ended September 30, 2025, a decrease of 2.0% and an increase of 1.6% compared to the same periods of 2024, respectively. Gross profit margin was 26.5% and 27.1% for the three and nine months ended September 30, 2025, down 70 and 60 basis points from 25.8% and 27.7% for the three and nine months ended September 30, 2024, respectively.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses decreased by $0.2 million, or 3.6%, to $6.1 million for the three months ended September 30, 2025, from $6.3 million for the three months ended September 30, 2024, and increased by $0.8 million, or 4.1%, to $19.4 million for the nine months ended September 30, 2025, from $18.7 million for the nine months ended September 30, 2024. The year-to-date increase primarily reflects higher marketing and personnel expenses, as well as a one-time warehouse lease termination cost. In the third quarter, however, selling and distribution expenses declined, reflecting our ongoing efforts to optimize operations and reduce overall operating expenses.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.1 million, or 5.6%, to $2.8 million for the three months ended September 30, 2025, from $2.6 million for the three months ended September 30, 2024, and increased by $0.8 million, or 10.5%, to $8.3 million for the nine months ended September 30, 2025, from $7.5 million for the nine months ended September 30, 2024. The increase was primarily due to inflationary pressures and additional expenditures related to corporate support activities.
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
Provision for Income Taxes
We recorded $1.8 million and $0.9 million of income tax provision for the three and nine months ended September 30, 2025, respectively, compared to an income tax provision of approximately $0.3 million and a minimal income tax benefit for the same periods in 2024. The Company assesses all available positive and negative evidence to evaluate the realizability of its deferred tax assets and whether or not a valuation allowance is necessary. The Company’s three-year cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The weight given to positive and negative evidence is commensurate with the extent such evidence may be objectively verified. Given the weight of objectively verifiable historical losses from operations, during the three months ended September 30, 2025, we recorded a $1.8 million valuation allowance on our deferred tax assets. This allowance significantly impacts the effective tax rate for the period. The Company may be able to reverse the valuation allowance when sufficient positive evidence exists to support the reversal of the valuation allowance.
Net Loss
We incurred net loss of $1.9 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and net loss of $4.1 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. These changes had resulted from the combination of the changes discussed above.
Liquidity and Capital Resources
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. However, substantial doubt exists about the Company's ability to continue as a going concern. The Company has incurred net loss of $4.1 million and $1.7 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash used in operating activities of $1.7 million and net cash used in operating activities of $7.4 million for the same respective periods. As of September 30, 2025, the Company had approximately $1.9 million in cash and cash equivalents and had $14.1 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, the Company was not in compliance with certain financial covenants related to its debt coverage ratio as of September 30, 2025. The Company is in discussions with its lenders regarding these covenant breaches.
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
East West Bank Credit Facility
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had a maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date to December 5, 2025 while efforts regarding a renewal of the facility are ongoing.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of September 30, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. As of the date of this quarterly report, FGI Industries has requested a waiver from the lender, which is being processed by the lender. In the absence of an executed waiver, the Company has classified the outstanding balance of the loan as a current liability on the unaudited condensed consolidated balance sheet as of September 30, 2025.
The loan bears interest at a rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of September 30, 2025 and December 31, 2024 was 7.00% and 7.25%, respectively.
Each sum of borrowings under the Credit Agreement is deemed due on demand and is classified as a short-term loan. The outstanding balance of such loan was $9.7 million and $9.6 million as of September 30, 2025 and December 31, 2024, respectively.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.4 million as of September 30, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2025, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $1.8 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.

FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.3 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. On January 14, 2025, FGI International and CTBC agreed to increase the CTBC Credit Line to $3.0 million. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.6 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the key components of our cash flows for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025	2024
	USD	USD
Net cash used in operating activities	$(1,670,736)	$(8,042,745)
Net cash used in investing activities	(893,846)	(2,044,264)
Net cash (used in) provided by financing activities	(426,021)	5,526,322
Effect of exchange rate fluctuation on cash	308,125	(171,892)
Net changes in cash	(2,682,478)	(4,732,579)
Cash, beginning of period	4,558,160	7,777,241
Cash, end of period	$1,875,682	$3,044,662
Operating Activities
Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2025, compared to $8.0 million in the prior-year period. The improvement was primarily driven by favorable movements in liabilities, including a $3.3 million increase in accounts payable, which partially offset cash used for operating losses. These inflows helped mitigate the impact of the $4.1 million net loss, lease payments, and reductions in accrued expenses. Non-cash items such as $1.7 million of amortization, $0.5 million of depreciation, and $0.3 million of share-based compensation narrowed the gap between net loss and operating cash flow. Offsetting these factors were increases in operating assets, including $1.7 million in accounts receivable and $1.6 million in inventory, which used cash during the period.
Investing Activities
Net cash used in investing activities totaled $0.9 million for the nine months ended September 30, 2025, compared to $2.0 million in the prior-year period, primarily attributable to reduced spending on property, equipment, and intangible assets.
Financing Activities
Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2025, due to net repayments under the Company’s revolving credit facilities. In contrast, the prior-year period generated $5.5 million in cash from financing activities arising from net borrowings under the same facilities.

Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.9 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2025.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Loss from operations	$369,723	$(65,826)	$(1,743,474)	$(837,122)
Adjustments:
Non-recurring IPO-related share-based compensation	—	59,719	19,906	179,157
Business expansion expense	—	61,770	—	185,310
Adjusted Operating Income (Loss)	$369,723	$55,663	$(1,723,568)	$(472,655)
Revenue	$35,848,861	$36,099,179	$100,059,669	$96,223,647
Adjusted Operating Margins (%)	1.0	0.2	(1.7)	(0.5)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	USD	USD	USD	USD
Loss before income taxes	$(68,467)	$(430,711)	$(3,202,595)	$(1,268,111)
Adjustments:
Non-recurring IPO-related share-based compensation	—	59,719	19,906	179,157
Business expansion expense	—	61,770	—	185,310
Adjusted loss before income taxes	(68,467)	(309,222)	(3,182,689)	(903,644)
Less: income taxes at 18% rate	(12,324)	(55,660)	(572,884)	(162,656)
Less: net loss attributable to non-controlling shareholders	(296,734)	(148,111)	(616,140)	(460,761)
Adjusted Net Income (Loss)	$240,591	$(105,451)	$(1,993,665)	$(280,227)
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weaknesses in our internal control over financial reporting described below.
Identified Material Weaknesses
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
Management's Remediation Initiatives
We have begun implementing remediation measures to address the reported material weaknesses. Specifically, we have segregated responsibilities for journal entry processing, implementing system supported detection and approval controls to strengthen oversight, standardized the account reconciliation process with documented management review, and introduced a secondary review for loan covenant calculations. Management will continue to evaluate and test the operating effectiveness of these controls to ensure the material weaknesses are fully and effectively remediated.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There can be no assurance that our common stock will maintain compliance with the minimum bid price requirement or other applicable listing standards of The Nasdaq Stock Market LLC or another national securities exchange.
There can be no assurance that we will be able to continue to meet The Nasdaq Capital Market listing standards. We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on The Nasdaq Capital Market. If we are unable to maintain compliance with all applicable listing standards, our common stock may no longer be listed on The Nasdaq Capital Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.
On September 6, 2024, we received written notice from Nasdaq notifying us that we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. On March 6, 2025, we received written notice from Nasdaq that it had granted the Company a 180-day extension to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. On July 31, 2025, we effected a 1-for-5 reverse stock split and on August 14, 2025, we received written confirmation from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, and the matter is now closed.
If in the future we fail to meet Nasdaq’s continued listing requirements and Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we could face significant material adverse consequences, including, without limitation, a substantial reduction in the liquidity of our common stock, which could limit our access to capital markets for any potential future fundraising.
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
The original maturity date for our Credit Agreement with East West Bank was December 21, 2024. Since that time, East West Bank has extended the maturity date on several occasions while the parties work on a renewal of the facility. The current maturity date is December 5, 2025. While we continue to work closely with East West Bank and believe we have sufficient accounts receivable available for factoring should the loan amounts become due, there can be no assurances that we will negotiate a renewal by such date or that the lender will extend the maturity date again. Moreover, there can be no assurances that we will be able to renew or refinance the Credit Agreement on substantially similar terms, or at all. In recent quarters, we have not been in compliance with the debt coverage ratio in the Credit Agreement, which may require a renewed facility to have different terms or borrowing limits, or there may be additional fees and expenses that we might have to pay, and we may have to agree to terms that could increase the cost of our debt structure. If we are unable to renew or refinance the Credit Agreement or other indebtedness on terms that are substantially similar to the terms currently available to us or obtain alternative or additional financing arrangements, or if such amounts became due, it could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the three months ended September 30, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 14, 2025

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jae Chung
Jae Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)