Form 10-K
period 2025-12-31
FGI Industries Ltd.
filed 2026-04-10
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $1,676,736, based on the number of shares held by non-affiliates as of June 30, 2025 and the closing price of the registrant’s ordinary shares on the Nasdaq Capital Market on that date. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 6, 2026, the registrant had 1,927,326 outstanding ordinary shares.
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
•Global or regional unrest, conflict (such as the hostilities in the Middle East and the war between Russia and Ukraine), geopolitical disputes or catastrophic events could affect global trade routes, financial markets, global economic activity and our operations and results of operations.
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
Both private label and FGI’s brands require significant marketing expenditures which we typically incur or share with our customers. We offer industry-leading brands including Foremost®, avenue, contrac®, Jetcoat®, rosenberg and Covered Bridge Cabinetry®. These brands have continued to grow and represent an increasing share of our total sales in recent years, while the majority of our products are sold under key customers’ private label brands, such as The Home Depot’s “Glacier Bay” brand and Ferguson’s “ProFlo” brand.

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

According to the National Kitchen and Bath Association, the projected consumer spend for the U.S. bath and kitchen markets is estimated to be approximately $228 billion in 2026, of which approximately half is in product categories that we currently operate within. Outside of extreme recession years in the United States, such as 2007-2009, the R&R markets have experienced consistent 3% to 5% annual growth rates for more than 25 years, providing a predictable and recurring revenue model for the majority of our product lines. The primary drivers of such consistent and above-GDP growth rates are the pace of household formation, home price appreciation, strong housing turnover and the continued aging of the U.S. housing stock in our primary geographic markets.
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
Mass Retailers
Our products are primarily used by do-it-yourself homeowners, contractors, builders and remodelers for R&R projects. In North America, products for such projects are predominantly purchased through mass retail home centers such as The Home Depot, Lowe’s and Menard’s. Due to the market presence, store network and customer reach of these large home centers, we have developed decades-long relationships with our key retailer partners to distribute our products. Approximately 34% of our net sales in 2025 were to large retailers.
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

In 2025, approximately 33% of our net sales were to our wholesale partners.
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
In 2025, approximately 12% of our net sales were to our commercial partners.
E-Commerce
We sell a growing number of our products through the e-commerce channels of our retail partners as well as “e-commerce only” retailers such as Build.com and Wayfair.com, both of which are rapidly increasing market penetration in the home R&R space. Our sales through e-commerce channels and retailers represented about 8% of our net sales in 2025 up from less than 2% in 2010.
Independent Dealers & Distributors
We have historically sold our products through independent (or “mom and pop”) bath and kitchen product specialists. Independent dealers and distributors represented 13% of our net sales in 2025.
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
Tangshan Huida Ceramic Group Co., Ltd (“Huida”) supplies the majority of our sanitaryware products. Huida accounted for approximately 83.3% of the total balance of our accounts payable as of December 31, 2025. No other supplier accounts for more than 10% of our accounts payable as of December 31, 2025.
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
Human Capital
As of December 31, 2025, we employed approximately 426 employees, all of which are full-time, with no employees covered by collective bargaining agreements. We believe that our employee relations are good.
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
The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Furthermore, our existing indebtedness, which was approximately $11.9 million as of December 31, 2025, may adversely affect our financial flexibility and our competitive position in the future. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms to implement our “BPC” growth strategy. We may need additional cash resources in the future if we experience changed business conditions or other developments and may also need additional cash resources in the future if we wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial position.
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
The commerce we conduct in the international marketplace and our reliance on overseas manufacturing makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Canada, Mexico and other countries have been escalating in recent years. In 2025, the U.S.government enacted significant changes to its tariff regime that increased rates on a substantial number of imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. Certain of these tariffs have been paused or modified from time to time as trade discussions ensued. In February 2026, in response to the Supreme Court invalidating many of the existing tariffs, the administration instituted a 10% global tariff on all imports and has signaled it may seek higher tariffs. The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. Given our products are manufactured primarily in Asia, including China, Vietnam, Cambodia, and other Asian countries, additional tariffs are likely to increase our costs of goods sold and could materially adversely impact our profitability, results of operations and financial condition. Moreover, we would likely need to alter our pricing as a result of such tariffs, which could reduce demand for our products or make our products less competitive than those of our competitors whose inputs are not subject to these tariffs, thereby decreasing our revenues and adversely impacting our results of operations. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs.

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
Our sales are concentrated with ten significant customers who collectively represented 66% and 69% of our consolidated net sales for 2025 and 2024, respectively, and this concentration may continue to increase. A significant portion of our sales are to home center retailers, which can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us.
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
We are dependent on third-party suppliers for many of our products and components, and are largely dependent on one large supplier, Tangshan Huida Ceramic Group Co., Ltd, an entity formed and located in China (“Huida”), who accounted for approximately 83% and 70% of the total balance of our accounts payable as of December 31, 2025 and 2024, respectively, for the majority of our sanitaryware products, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components.
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
In each of 2025 and 2024, approximately 38% of our sales were made outside of the United States (principally in Canada and Europe) and transacted in currencies other than the U.S. dollar. In addition to our Canadian and European operations, we manufacture products and source products and components from China and parts of Southeast Asia. Risks associated with our international operations include:
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
Global or regional unrest, conflict (such as the hostilities in the Middle East and the war between Russia and Ukraine), geopolitical disputes or catastrophic events could affect global trade routes, financial markets, global economic activity and our operations and results of operations.
Our business can be affected by war, large-scale terrorist or other hostile acts, especially those directed against the United States or other major industrialized countries in which we do business or supply products, major natural disasters, long-term periods of drought, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could affect production, transportation and delivery of products. For example, the U.S.-China trade relations remain uncertain, and if tensions continue to worsen, our supply chain, production and delivery of products could be negatively impacted. Further, regional conflicts, such as the hostilities in the Middle East and the war between Russia and Ukraine, could escalate and expand, which in turn could have negative impacts on trade routes, our operations, the global economy and financial markets. Such disruptions of regional or global economic activity can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.
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
While we are a Cayman Islands exempted company headquartered in the United States and derive no revenue from China, we do have limited sourcing and product development operations in China. As of the date of this report, approximately 44 of our 426 employees are based in China. Moreover, suppliers of a majority of our product materials are based in China.
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
Our auditor, CBIZ CPAs P.C., is a Registered Public Accounting Firm with the PCAOB and is based in New York, New York. Under the Holding Foreign Companies Accountable Act (the “HFCAA”), the PCAOB is permitted to inspect our independent public accounting firm. If the PCAOB later determined that it cannot inspect or fully investigate our auditor for three consecutive years, trading in our securities may be prohibited under the HFCAA, and, as a result, Nasdaq may determine to delist our securities. Moreover, in December 2022, the Accelerating Holding Foreign Companies Accountable Act was enacted and amended the HFCAA to require the U.S. Securities and Exchange Commission to prohibit an issuer’s securities from trading on U.S. exchanges if its auditor is not subject to PCAOB inspection for two consecutive years instead of three, thus reducing the time period before such securities would be delisted.
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
However, because we conduct only limited operations in China with only 44 employees focused on these matters, we do not expect that such intervention or influence would result in a material change in our operations and/or the value of our securities, although in such circumstance, we might experience a disruption in our ability to develop and source product manufacturing within China, which could have a material adverse effect on our results of operations. We also understand that the Chinese government has recently made statements indicating an intent to exert more oversight and control over offerings that are conducted by foreign investment China based issuers. While we are not a China based issuer, in such instance, we may still be unable to offer securities in China, which could limit the number of buyers of our securities and cause our securities to trade at a lower price than they would in the absence of the exercise of such oversight and control. If we inadvertently conclude that such approvals are not required, or applicable laws, regulations or interpretations change and we do not receive or maintain such approvals in the future, we may be subject to an investigation by regulators, fines or penalties or an order preventing us from offering securities in China in the future.

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
We operate in an industry that is subject to changing consumer trends, demands and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If our products do not keep up with consumer trends, demands and preference, we could lose market share, which could have a material adverse effect on our business, financial condition or results of operations. Moreover, the role of technology is changing rapidly in our industry. We are in the process of introducing certain customer-facing tools powered by artificial intelligence (“AI”) to help promote our product offerings. If these AI products do not work as intended, or if our competitors are better able to effectively integrate these new technologies into their offerings, our competitive position may suffer. In addition, we may be harmed if our proprietary or confidential information regarding our business is exposed through the unauthorized use of AI technologies or our systems infringe on intellectual property rights of others.
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
Global cybersecurity vulnerabilities, threats and more frequent, sophisticated and targeted attacks pose a risk to our information technology systems and to critical third-party information technology platforms we utilize, which may be increasingly exacerbated by the proliferation of and advance in AI. We have implemented security policies, processes and layers of defense designed to help identify and protect against misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, systems we utilize have been and may in the future be damaged, disrupted, ransomed or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These attacks have led and could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary confidential or financial information or the personal information of our employees, suppliers, customers or consumers, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our employees, suppliers, customers and consumers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. In addition, we could be adversely affected if any of our significant customers, suppliers or service providers experiences any similar events that disrupt their business operations or damage their reputation. Such events could adversely affect our results of operations and financial position.
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
We have implemented security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems may in the future be damaged, disrupted, or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. In addition, the rapid evolution and increased adoption of new technologies, such as AI, may intensify our cybersecurity risks. These breaches or intrusions could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary, confidential, personal or financial information, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our customers and suppliers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. Such events could adversely affect our results of operations and financial position. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.
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
The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. Based upon an evaluation conducted in connection with the preparation of FGI’s audited consolidated financial statements as of December 31, 2025, management concluded that our internal controls over financial reporting were not effective due to the material weakness in our internal controls over financial reporting. Specifically, this material weakness relates to insufficient precision in the design and operation of journal entry and account reconciliation review controls at a foreign subsidiary that was newly brought into scope and subject to a full-scope evaluation of internal controls over financial close and reporting for the first time during the year. We believe that this material weakness set forth above did not have an effect on our financial results.
We have been evaluating and have begun implementing certain practices and procedures to address the foregoing material weakness. To remediate the material weakness, management has initiated a series of corrective actions. These include adding dedicated in-house accounting personnel to enhance oversight of the financial close process, implementing more robust journal entry and account reconciliation review procedures with clearly defined documentation and approval requirements, and strengthening evidence retention practices. Management believes that, once these measures are fully implemented and have operated for a sufficient period of time, the material weakness will be remediated. Management will continue to monitor and test the operating effectiveness of the related controls on an ongoing basis. While we are actively identifying and implementing actions to improve the effectiveness of our internal controls over financial reporting and disclosure controls and procedures, there can be no assurance that our remediation efforts will be fully successful. We expect to continue to incur or expend substantial accounting and other expenses and significant management time and resources in these efforts. It is possible that our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weakness in our internal controls. The failure to fully remediate the existing material weakness or the discovery of any future potential material weakness could result in future misstatements in our financial statements or in documents we file with the SEC and could have a negative impact on our business and the market for our ordinary shares. For more information on our material weakness and the status of our remediation efforts, see Item 9A - Controls and Procedures, which includes Management’s Report on Internal Controls Over Financial Reporting.
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
ITEM 2.              PROPERTIES
Our headquarters and a warehouse facility are located in East Hanover, New Jersey. We also operate production and warehouse facilities in Portage, Indiana, Sacramento, California and Toronto, Canada. We also conduct our European operations from a facility in Dusseldorf, Germany and our Asian operations from a purchase center in Tangshan, China and a global support center in Taipei, Taiwan. Moreover, we own a manufacturing facility just outside of Sihanoukville, Cambodia. All properties, except for the Sihanoukville facility, are leased. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion, which we intend to evaluate on an ongoing basis in tandem with our “BPC” growth strategy.
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
Holders; Shares Outstanding
We had a total of 1,927,326 shares of our ordinary shares outstanding on April 6, 2026, held by approximately 20 shareholders of record. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.
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
Share Repurchases
During the twelve months ended December 31, 2025, we did not repurchase any ordinary shares.
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
Consistent with our long-term strategic plan, we expect to continue to make significant investments across our business in order to continue to attract new customers, expand existing relationships, develop new products and manufacturing capabilities and expand into new jurisdictions, thereby prioritizing long-term growth over short-term profitability. We intend to drive long-term value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:
•Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat® shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation in 2026.
•“BPC” (Brands, Products, Channels) strategy to drive above-market organic growth. We have continued to invest in our BPC strategy despite the market challenges, which is expected to drive improved organic growth in the longer term. In 2025, we entered into a 5-year licensing agreement that will provide us access to an industry leading overflow toilet technology. We will continue to market this technology as FLUSH GUARD® Overflow Technology. In addition, we continue to focus on our initiatives to expand geographically, with recently signed agreements providing entry into India, Eastern Europe and the UK.
•Enhanced margin performance. Our focus on higher-margin products has continued to deliver results, with gross margins reaching 27.0% in 2025 and 26.9% in 2024, a significant rise from 19.5% in 2022. This positive trajectory in margins reflects our commitment to optimizing our product mix and operational efficiency despite recent headwinds from tariffs. Looking ahead, we anticipate gross margins to remain in line with the levels achieved in 2025 and 2024.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total financial resources of $8.5 million as of December 31, 2025, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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

We were incorporated in the Cayman Islands on May 26, 2021 in connection with a reorganization and separation from our parent company, Foremost Groups Ltd. (“Foremost”), and its affiliates, pursuant to which, among other actions, Foremost contributed all of its equity interests in FGI Industries Inc. (“FGI Industries”), FGI Europe Investment Limited, an entity formed in the British Virgin Islands, and FGI International, Limited, an entity formed under the laws of Hong Kong, each a wholly-owned subsidiary of Foremost, to the newly formed FGI Industries Ltd. Foremost was established in 1987 and has become a global leader in kitchen and bath design, indoor and outdoor furniture, food service equipment, and manufacturing.
Reverse Share Split

On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, which was effected on July 31, 2025. Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K have been adjusted to give effect to the Reverse Share Split.
Tariff Developments

Our business was significantly impacted by the changes in the U.S. tariff regime in 2025 and related responses from foreign jurisdictions. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. As of the filing date, it remains uncertain what impact these decisions will have on our future financial results, including the process and availability of obtaining refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.
Results of Operations
For the Years Ended December 31, 2025 and 2024
The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (decrease) during such periods.

	For the Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	USD	USD	USD	%
Revenue	$130,528,652	$131,818,073	$(1,289,421)	(1.0)
Cost of revenue	95,277,560	96,390,733	(1,113,173)	(1.2)
Gross profit	35,251,092	35,427,340	(176,248)	(0.5)
Selling and distribution expenses	25,129,256	25,627,634	(498,378)	(1.9)
General and administrative expenses	11,106,563	10,199,914	906,649	8.9
Research and development expenses	1,417,329	1,699,383	(282,054)	(16.6)
Loss from operations	(2,402,056)	(2,099,591)	(302,465)	14.4
Operating margins (%)	(1.8)	(1.6)	(20)	bps
Total other expenses, net	(1,936,958)	(182,507)	(1,754,451)	961.3
Provision for (benefit of) income taxes	2,786,392	(547,821)	3,334,213	(608.6)
Net loss	(7,125,406)	(1,734,277)	(5,391,129)	310.9
Net loss attributable to FGI Industries Ltd. shareholders	(6,139,526)	(1,201,089)	(4,938,437)	411.2
Adjusted loss from operations(1)	(2,382,150)	(1,613,635)	(768,515)	47.6
Adjusted operating margins (%)(1)	(1.8)	(1.2)	(60)	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(2,555,789)	$(939,648)	$(1,616,140)	172.0

_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
Our revenue decreased by $1.3 million, or 1.0%, to $130.5 million for the year ended December 31, 2025, from $131.8 million for the year ended December 31, 2024. The decrease in our revenue was driven by decreases in sales of sanitaryware, bath furniture and shower system, partially offset by an increase in sales of kitchen cabinetry and others.
Revenue categories by product are summarized as follow:

	For the Year Ended December 31,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$80,331,947	61.5	$81,109,955	61.5	(1.0)
Bath Furniture	14,204,305	10.9	14,739,205	11.2	(3.6)
Shower System	22,581,882	17.3	25,521,977	19.4	(11.5)
Others	13,410,518	10.3	10,446,936	7.9	28.4
Total	$130,528,652	100.0	$131,818,073	100.0	(1.0)
We derive the majority of our revenue from sales of sanitaryware, which accounted for 61.5% and 61.5% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Revenue generated from the sales of sanitaryware decreased by 1.0% to $80.3 million for the year ended December 31, 2025, from $81.1 million for the year ended December 31, 2024. Despite this modest decline, sanitaryware maintained its position as our largest product category. The stability in its share of total revenue reflects the ongoing resilience and steady demand for sanitaryware products, even as we continue to diversify our product portfolio and expand other categories in line with our long-term growth strategy.
Our revenue from bath furniture sales accounted for 10.9% and 11.2% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Revenue generated from bath furniture sales decreased by 3.6% to $14.2 million for the year ended December 31, 2025 from $14.7 million for the year ended December 31, 2024. As part of our broader strategic focus on diversifying our product mix and expanding higher-growth categories, resources and sales efforts were increasingly allocated to other segments, which likely were factors in bath furniture sales during the period.
Revenue from shower systems made up approximately 17.3% and 19.4% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Revenue from sales of shower systems decreased by 11.5% to $22.6 million for the year ended December 31, 2025 from $25.5 million for the year ended December 31, 2024. While shower system revenue dropped year-over-year in 2025, our recently launched programs have driven growth in recent quarters and we anticipate them continuing to be a positive driver moving forward, similar to our sanitaryware programs.
Our revenue from sales of other products (custom kitchen cabinetry and other small offerings) increased by 28.4% to $13.4 million for the three months ended December 31, 2025, compared to $10.4 million for the year ended December 31, 2024. This growth was primarily driven by a significant increase in sales volume for custom kitchen cabinetry, supported by the expansion of our network of kitchen cabinetry dealers in the United States. Additionally, revenue benefited from continued dealer acquisitions and the successful introduction of new product offerings, which further strengthened our market presence and customer reach.
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Year Ended December 31,				Change
	2025	Percentage	2024	Percentage	Percentage
	USD	%	USD	%	%
United States	$80,692,411	61.8	$82,378,167	62.5	(2.0)
Canada	33,349,087	25.5	35,151,631	26.7	(5.1)
Europe	14,210,646	10.9	13,301,990	10.1	6.8
Rest of World	2,276,508	1.8	986,285	0.7	130.8
Total	$130,528,652	100.0	$131,818,073	100.0	(1.0)
We generated the majority of our revenue in the United States market, which amounted to $80.7 million for the year ended December 31, 2025, and $82.4 million for the year ended December 31, 2024, representing a 2.0% decrease. This revenue accounted for 61.8% and 62.5% of our total revenue for the years ended December 31, 2025 and 2024, respectively. This modest decrease reflects our ability to minimize the broader effects of tariff-related disruptions through proactive supply chain management, pricing strategies, and close collaboration with our key customers. As a result, despite the significant headwinds from trade policies, our U.S. business demonstrated relative resilience and continued to represent a stable 61.8% of total revenue, underscoring the effectiveness of our efforts to manage external challenges and maintain our market position.
Our second largest market is Canada. Our revenue generated in the Canadian market was $33.3 million and $35.2 million for the years ended December 31, 2025 and 2024, respectively, representing a 5.1% decrease. This decline reflects a moderation in sales during the second half of the year, as retailers continued to slow purchases following strong activity in the first half. While the wholesale channel showed signs of improvement in the third quarter, this momentum was not sufficient to offset the overall softness in demand during the latter part of the year. Despite these headwinds, Canada remained our second largest market, accounting for 25.5% of total revenue, and we continue to closely monitor market dynamics and adjust our strategies to support long-term growth in the region.
We also derive our revenue from Europe, which consists primarily of sales in Germany. This amounted to $14.2 million and $13.3 million for the years ended December 31, 2025 and 2024, respectively, representing a 6.8% increase. Our warehouse business in Germany has been gaining traction in recent years.
Gross Profit
Gross profit was $35.3 million for the year ended December 31, 2025, reflecting a 0.5% decrease compared to the prior year. Gross profit margin percentage stood at 27.0% for the year ended December 31, 2025, a 10-basis-point increase from 26.9% in 2024.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses decreased by $0.5 million, or 1.9%, to $25.1 million for the year ended December 31, 2025, from $25.6 million for the year ended December 31, 2024. This reduction is a result of our continued focus on operational efficiency and cost management initiatives.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by $0.9 million, or 8.9%, to $11.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to inflationary pressures and additional expenditures related to corporate support activities.
Research and development expenses primarily comprised personnel costs and product development expenditures. Our R&D activities remained stable and had a minimal impact on our overall consolidated results of operations.
Other Income (Expenses)
We incurred insignificant other income and expenses during the years ended December 31, 2025 and 2024. Other income and expenses primarily include interest income and expenses, as well as miscellaneous non-operating income and expenses.

Total other expenses, net increased by approximately $1.8 million to $1.9 million for the year ended December 31, 2025, from $0.2 million for the year ended December 31, 2024. This increase was primarily driven by losses from foreign currency transactions.
Provision for Income Taxes
We recorded provision for income tax of $2.8 million for the year ended December 31, 2025, primarily due to the requirement to maintain a full valuation allowance on deferred tax assets in our U.S. subsidiaries as a result of recurring losses. While this accounting treatment is required under current standards, we remain focused on executing our strategic initiatives and are encouraged by the progress we are making, which we believe positions us well for potential future improvements in our operating results. Any sustained positive performance in future periods will be evaluated in accordance with applicable accounting guidance to determine the appropriate level of valuation allowance.
Net Loss
For the year ended December 31, 2025, we reported a net loss of $7.1 million, compared to a net loss of $1.7 million in 2024, reflecting a $5.4 million decrease. This change was driven by a combination of factors discussed above.
Liquidity and Capital Resources
The Company's consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $7.1 million and $1.7 million for the twelve months ended December 31, 2025 and the year ended December 31, 2024, respectively. In addition, the Company had net cash provided by operating activities of $0.7 million and net cash used in operating activities of $7.4 million for the same respective periods. As of December 31, 2025, the Company had approximately $1.9 million in cash and cash equivalents and had $11.9 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8 to the consolidated financial statements, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio as of December 31, 2025. In March 2026, the Company amended and restated its Credit Agreement with East West Bank and is currently in compliance with all covenants. As of December 31, 2025, FGI Canada was not in compliance with certain covenants related to its debt to tangible net worth ratio. RBC agreed to waive its right to call the debt related to this noncompliance.
However, the Company has been facing and expects to continue to face adverse impacts from elevated tariff costs on imported goods. These increased costs have put pressure on gross margins and have contributed to the overall liquidity challenges.
In response to the conditions, the Company implemented a number of actions, including:
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
•Successful renewal of the Company’s credit facility with East West Bank, extending the maturity and maintaining access to committed financing.
As a result of these actions, the Company expects to improve its liquidity and reduce its cost structure. The Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due over the next twelve (12) months.

East West Bank Credit Facility
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had an original maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date on several occasions, most recently through April 3, 2026 while the parties discuss a renewal of the facility.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of December 31, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. The Company has classified the outstanding balance of the loan as a current liability on the consolidated balance sheet as of December 31, 2025.
The loan bears interest at a rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2025 and 2024 was 6.50% and 7.25%, respectively.
On March 27, 2026, FGI Industries renewed its credit facility with East West Bank, extending the maturity to April 17, 2027. The renewal includes a tiered interest‑rate margin determined by the subsidiary’s trailing‑twelve‑month EBITDA and updates to certain financial covenants, including revised EBITDA requirements and limitations on intercompany balances. Following the renewal, the Company is in compliance with the revised covenant requirements. See Note 16 to the consolidated financial statements.
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $8.1 million and $9.6 million as of December 31, 2025 and 2024, respectively.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.5 million as of December 31, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2025, FGI Canada was not in compliance with certain covenants related to its debt to tangible net worth ratio. RBC agreed to waive its right to call the debt related to this noncompliance.
Borrowings under this line of credit amounted to $1.7 million and $2.6 million as of December 31, 2025 and 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.1 million and $2.3 million as of December 31, 2025 and 2024, respectively.
Cash Flows
The following table summarizes the key components of our cash flows for the years ended December 31, 2025, and 2024.

	For the Year Ended December 31,
	2025	2024
	USD	USD
Net cash provided by (used in) operating activities	$673,220	$(7,425,317)
Net cash used in investing activities	(1,015,847)	(2,875,816)
Net cash (used in) provided by financing activities	(2,633,539)	7,543,192
Effect of exchange rate fluctuation on cash	317,807	(461,140)
Net changes in cash	(2,658,359)	(3,219,081)
Cash, beginning of year	4,558,160	7,777,241
Cash, end of year	$1,899,801	$4,558,160
Operating Activities
Net cash provided by operating activities was approximately $0.7 million for the year ended December 31, 2025, compared to net cash used in operating activities of $7.4 million in the prior year. The improvement in operating cash flow in 2025 was primarily driven by effective management of working capital, including a significant reduction in accounts receivable and higher accounts payable balances, which more than offset the impact of a net loss for the year. Additionally, a decrease in prepayments and other current assets contributed positively to cash flow, reflecting tighter control over advance payments and operational outflows. These improvements were partially offset by increased payments of operating lease liabilities and continued investments in our business to support long-term growth. The shift from a significant cash outflow in 2024 to a modest inflow in 2025 demonstrates our ongoing efforts to enhance operational efficiency, optimize our working capital structure, and maintain financial flexibility in a dynamic market environment.
Investing Activities
Net cash used in investing activities was approximately $1.0 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, which was attributable to the purchases of property and equipment and intangible assets.
Financing Activities
Net cash used in financing activities was approximately $2.6 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $7.5 million in the prior year. The cash outflow in 2025 primarily reflects net repayments on our revolving credit facilities as we focused on reducing outstanding debt and managing our capital structure in response to evolving business needs. In contrast, the prior year’s positive cash flow from financing activities was largely attributable to increased borrowings to support working capital requirements and operational growth. The transition from net cash inflows in 2024 to net outflows in 2025 underscores our commitment to prudent financial management and maintaining a balanced approach to liquidity and leverage as we continue to execute our strategic objectives.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment and intangible assets. Our capital expenditures amounted to approximately $1.0 million and $2.9 million for the years ended

December 31, 2025 and 2024, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. While all estimates are subject to uncertainty, certain accounting estimates are considered critical because they are highly dependent on management’s judgment, involve significant uncertainty, and could materially impact our financial condition or results of operations if actual results differ from those estimates. The following discussion addresses the critical accounting estimates that require our most difficult, subjective, or complex judgments.

Allowance for Credit Losses on Accounts Receivable

We maintain an allowance for expected credit losses on accounts receivable based on a combination of historical collection experience, the aging of receivables, current economic conditions, industry trends, and the financial condition of our customers. Management regularly reviews the adequacy of the allowance, considering both quantitative and qualitative factors. Changes in customer creditworthiness, macroeconomic conditions, or unexpected events could result in actual losses differing materially from our estimates. A significant increase in uncollectible accounts could adversely affect our results of operations.

Inventory Valuation and Obsolescence Reserves

Inventories are stated at the lower of cost or net realizable value. We record reserves for slow-moving, excess, or obsolete inventory based on historical experience, current inventory levels, forecasted demand, and market conditions. The estimation process requires significant judgment regarding future sales, product life cycles, and market trends. If actual demand or market conditions differ from our assumptions, additional write-downs or reversals may be required, which could materially impact our gross margin and operating results.

Valuation Allowance for Deferred Tax Assets

We recognize deferred tax assets for deductible temporary differences and net operating loss carryforwards to the extent that it is more likely than not that these assets will be realized. The assessment of recoverability involves evaluating both positive and negative evidence, including recent financial performance, cumulative losses, forecasts of future taxable income, and tax planning strategies. Given our recent history of net losses, we have recorded a valuation allowance against certain deferred tax assets. Changes in our assessment of future profitability or tax law could result in significant adjustments to the valuation allowance, impacting our effective tax rate and net income.

Share-Based Compensation

The fair value of share-based awards, including stock options and restricted stock units, is estimated using the Black-Scholes option pricing model or other appropriate valuation techniques. These models require management to make assumptions regarding expected volatility, risk-free interest rates, expected term, and forfeiture rates. Changes in these assumptions could materially affect the amount of share-based compensation expense recognized in our financial statements.

Revenue Recognition – Variable Consideration and Returns

We recognize revenue when control of goods transfers to customers, typically upon shipment or delivery. We estimate variable consideration, including customer incentives, rebates, and expected product returns, based on historical experience and current trends. These estimates require significant judgment and are updated as new information becomes available. Actual results may differ from our estimates, resulting in adjustments to revenue in future periods.

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
We define Adjusted Operating Income as GAAP income from operations excluding the impact of certain non-recurring income and expenses, including IPO-related compensation (cash and share-based), legal fees and business expansion expenses. We define Adjusted Net Income as GAAP income before income taxes excluding the impact of certain non-recurring income and expenses, such as IPO-related compensation, legal fees and business expansion expenses, income taxes at historical average effective rate, as well as net income attributable to non-controlling shareholders. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.
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

	For the Year Ended December 31,
	2025	2024
	USD	USD
Loss from operations	$(2,402,056)	$(2,099,591)
Adjustments:
Non-recurring IPO-related share-based compensation	19,906	238,876
Business expansion expense	—	247,080
Adjusted Operating Loss	$(2,382,150)	$(1,613,635)
Revenue	$130,528,652	$131,818,073
Adjusted Operating Margins (%)	(1.8)	(1.2)

	For the Year Ended December 31,
	2025	2024
	USD	USD
Loss before income taxes	$(4,339,014)	$(2,282,098)
Adjustments:
Non-recurring IPO-related share-based compensation	19,906	238,876
Business expansion expense	—	247,080
Adjusted loss before income taxes	(4,319,108)	(1,796,142)
Less: income taxes at 18% rate	(777,439)	(323,306)
Less: net loss attributable to non-controlling shareholders	(985,880)	(533,188)
Adjusted Net Loss	$(2,555,789)	$(939,648)

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Regulation S-K and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FGI INDUSTRIES LTD.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
FGI Industries Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FGI Industries Ltd. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the change in accounting for income taxes as a result of the adoption of Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, as described in Note 2 and 11, as well as the Reverse Share Split of the Company’s ordinary shares, as described in Note 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
New York, NY
April 10, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
FGI Industries Ltd.
Opinion on the Financial Statements
We have audited, before the effects of the retrospective adjustments for the impact of the reverse stock split (the “Reverse Stock Split Adjustments”) as discussed in Note 9 and the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Note 2 and 11 to the consolidated financial statements, the accompanying consolidated balance sheet of FGI Industries Ltd. as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the Reverse Stock Split Adjustments and ASU 2023-09). In our opinion, based on our audit, the financial statements, before the effects of the Reverse Stock Split Adjustments and ASU 2023-09, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the Reverse Stock Split Adjustments and the effect of the retrospective adoption of ASU 2023-09 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2020 to April 22, 2025.
Melville, NY
March 31, 2025

FGI INDUSTRIES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024
	USD	USD
ASSETS

CURRENT ASSETS
Cash	$1,899,801	$4,558,160
Accounts receivable, net of allowances of 1,210,930 and 1,193,748 as of December 31, 2025 and 2024, respectively	13,847,762	20,293,555
Inventories, net	15,292,742	13,957,867
Prepayments and other current assets	3,228,259	2,091,407
Prepayments and other receivables – related parties	17,274,859	11,996,973
Total current assets	51,543,423	52,897,962

PROPERTY AND EQUIPMENT, NET	3,853,864	3,634,340

OTHER ASSETS
Intangible assets, net	1,733,616	1,849,951
Operating lease right-of-use assets, net	11,031,892	12,823,747
Deferred tax assets, net	211,581	2,665,585
Other noncurrent assets	1,163,205	1,589,830
Total other assets	14,140,294	18,929,113
Total assets	$69,537,581	$75,461,415

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$11,868,828	$14,502,367
Accounts payable	24,687,900	19,349,529
Accounts payable – related parties	49,855	894,661
Income tax payable	—	23,189
Operating lease liabilities – current	1,700,936	1,867,956
Accrued expenses and other current liabilities	5,607,405	5,905,124
Total current liabilities	43,914,924	42,542,826

OTHER LIABILITIES
Operating lease liabilities – noncurrent	10,012,616	11,352,939
Total liabilities	53,927,540	53,895,765

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024)	—	—
Ordinary shares ($0.0005 par value, 40,000,000 shares authorized, 1,920,140 and 1,912,783 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	960	956
Additional paid-in capital	21,612,226	21,279,047
(Accumulated deficit) retained earnings	(2,927,091)	3,212,435
Accumulated other comprehensive loss	(1,402,946)	(2,239,560)
FGI Industries Ltd. shareholders’ equity	17,283,149	22,252,878
Non-controlling interests	(1,673,108)	(687,228)
Total shareholders’ equity	15,610,041	21,565,650
Total liabilities and shareholders’ equity	$69,537,581	$75,461,415
_________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2025	2024
	USD	USD
Revenue	$130,528,652	$131,818,073

Cost of revenue	95,277,560	96,390,733

Gross profit	35,251,092	35,427,340

Operating expenses
Selling and distribution	25,129,256	25,627,634
General and administrative	11,106,563	10,199,914
Research and development	1,417,329	1,699,383
Total operating expenses	37,653,148	37,526,931

Loss from operations	(2,402,056)	(2,099,591)

Other income (expenses)
Interest income	5,142	9,792
Interest expense	(1,330,714)	(1,246,742)
Other (expenses) income, net	(611,386)	1,054,443
Total other (expenses) income, net	(1,936,958)	(182,507)

Loss before income taxes	(4,339,014)	(2,282,098)

Provision for (benefit of) income taxes
Current	332,388	948,931
Deferred	2,454,004	(1,496,752)
Total provision for (benefit of) income taxes	2,786,392	(547,821)

Net loss	(7,125,406)	(1,734,277)
Less: net loss attributable to non-controlling shareholders	(985,880)	(533,188)
Net loss attributable to FGI Industries Ltd. shareholders	(6,139,526)	(1,201,089)

Other comprehensive income (loss)
Foreign currency translation adjustment	836,614	(1,128,061)

Comprehensive loss	(6,288,792)	(2,862,338)
Less: comprehensive loss attributable to non-controlling shareholders	(985,880)	(533,188)
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(5,302,912)	$(2,329,150)

Weighted average number of ordinary shares
Basic	1,918,061	1,913,033
Diluted	1,918,061	1,913,033

Loss per share
Basic	$(3.20)	$(0.63)
Diluted	$(3.20)	$(0.63)
_________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at January 1, 2024	1,909,521	$955	$20,877,832	$4,413,524	$(1,111,499)	$(154,040)	$24,026,772
Share-based compensation	3,262	1	401,215	—	—	—	401,216
Net loss	—	—	—	(1,201,089)	—	(533,188)	(1,734,277)
Foreign currency translation adjustments	—	—	—	—	(1,128,061)	—	(1,128,061)
Balance at December 31, 2024	1,912,783	$956	$21,279,047	$3,212,435	$(2,239,560)	$(687,228)	$21,565,650
Share-based compensation	7,357	4	333,179	—	—	—	333,183
Net loss	—	—	—	(6,139,526)	—	(985,880)	(7,125,406)
Foreign currency translation adjustments	—	—	—	—	836,614	—	836,614
Balance at December 31, 2025	1,920,140	$960	$21,612,226	$(2,927,091)	$(1,402,946)	$(1,673,108)	$15,610,041
_________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

FGI INDUSTRIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,125,406)	$(1,734,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	667,432	474,828
Amortization	2,238,730	2,701,615
Share-based compensation	333,183	401,216
Provision for credit losses	165,801	137,592
Provision for defective return	5,392	257,643
Foreign exchange transaction loss (gain)	563,740	(659,544)
Deferred income tax expense (benefit)	2,454,004	(1,496,752)
Changes in operating assets and liabilities
Accounts receivable	6,274,600	(4,928,997)
Inventories	(1,334,875)	(4,034,016)
Prepayments and other current assets	(712,770)	1,284,680
Prepayments and other receivables – related parties	(5,277,886)	(3,960,942)
Other noncurrent assets	426,625	(344,697)
Income taxes	(447,271)	(165,930)
Accounts payable	5,338,371	4,824,922
Accounts payable – related parties	(844,806)	159,353
Operating lease liabilities	(1,753,925)	(2,207,636)
Accrued expenses and other current liabilities	(297,719)	1,865,625
Net cash provided by (used in) operating activities	673,220	(7,425,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(885,740)	(2,206,052)
Purchase of intangible assets	(130,107)	(669,764)
Net cash used in investing activities	(1,015,847)	(2,875,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facilities	60,348,042	74,136,436
Repayments of credit facilities	(62,981,581)	(66,593,244)
Net cash (used in) provided by financing activities	(2,633,539)	7,543,192

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	317,807	(461,140)

NET CHANGES IN CASH	(2,658,359)	(3,219,081)
CASH, BEGINNING OF YEAR	4,558,160	7,777,241
CASH, END OF YEAR	$1,899,801	$4,558,160

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(1,336,413)	$(1,233,763)
Cash paid during the period for income taxes	$(766,903)	$(1,112,640)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$(1,150,282)	$(158,082)
Derecognition of right-of-use asset and lease liability upon early termination	$(1,251,111)	$—
Acquisition of intangible asset partially through prior period advanced payment	$—	$(1,241,664)
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
The accompanying consolidated financial statements reflect the activities of FGI and each of the following entities as described below:

Name	Background	Ownership
FGI Industries Inc. (“FGI Industries”, formerly named Foremost Groups, Inc.)	•A New Jersey corporation •Incorporated on January 5, 1988 •Sales and distribution in the United States	100% owned by FGI
FGI Europe Investment Limited (“FGI Europe”)	•A British Virgin Islands holding company •Incorporated on January 1, 2007	100% owned by FGI
FGI International, Limited (“FGI HK”)	•A Hong Kong company •Incorporated on June 2, 2021 •Sales, sourcing and product development	100% owned by FGI
FGI Canada Ltd. (“FGI Canada”)	•A Canadian company •Incorporated on October 17, 1997 •Sales and distribution in Canada	100% owned by FGI Industries Inc.
FGI Germany GmbH & Co. KG (“FGI Germany”)	•A German company •Incorporated on January 24, 2013 •Sales and distribution in Germany	100% owned by FGI Europe Investment Limited
FGI China, Ltd. (“FGI China”)	•A PRC limited liability company •Incorporated on August 19, 2021 •Sourcing and product development	100% owned by FGI International, Limited
FGI United Kingdom Ltd (“FGI UK”)	•An UK company •Incorporated on December 10, 2021 •Sales and distribution in UK	100% owned by FGI Europe Investment Limited
FGI Australasia Pty Ltd (“FGI AU”)	•An Australian company •Incorporated on September 8, 2022 •Sales and distribution in Australia •Dissolved in 2025	100% owned by FGI
Covered Bridge Cabinetry Manufacturing Co., Ltd (“CBM”)	•A Cambodian company •Incorporated on April 21, 2022 •Manufacturing in Cambodia	100% owned by FGI
Isla Porter LLC (“Isla Porter”)	•A New Jersey company •Formed on June 2, 2023 •Sales and distribution in the United States	60% owned by FGI Industries Inc.
FGI Industries India Private Limited (“FGI India”)	•An Indian company •Incorporated on June 11, 2024 •Sales and distribution in India	100% owned by FGI

Note 2 — Summary of significant accounting policies
Liquidity
The Company's consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $7.1 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had net cash provided by operating activities of $0.7 million and net cash used in operating activities of $7.4 million for the same respective periods. As of December 31, 2025, the Company had approximately $1.9 million in cash and cash equivalents and had $11.9 million outstanding under its credit facilities, which were used primarily for working capital purposes.
As discussed in Note 8, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio as of December 31, 2025. Subsequent to year end, in March 2026, the Company amended and restated its Credit Agreement with East West Bank and is currently in compliance with all covenants. As of December 31, 2025, FGI Canada was not in compliance with certain covenants related to its debt to tangible net worth ratio. RBC agreed to waive its right to call the debt related to this noncompliance.
However, the Company has been facing and expects to continue to face adverse impacts from elevated tariff costs on imported goods. These increased costs have put pressure on gross margins and have contributed to the overall liquidity challenges.
In response to the conditions, the Company implemented a number of actions, including:
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
•Successful renewal of the Company’s credit facility with East West Bank, extending the maturity and maintaining access to committed financing.
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
Foreign currency translation and transaction
The functional currencies of the Company and its subsidiaries are the local currency of the country in which the subsidiaries operate, except for FGI International, which is incorporated in Hong Kong and adopted the United States Dollar (“U.S. Dollar” or “USD”) as its functional currency. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the consolidated statements of operations and comprehensive loss.
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.9835 and 7.3094 as of December 31, 2025 and 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3690 and 1.4384 as of December 31, 2025 and 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8500 and 0.9600 as of December 31, 2025 and 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 89.8354 and 85.4912 as of December 31, 2025 and 2024, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of December 31, 2025 or 2024.
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
Inventories, net
Inventories are stated at the lower of cost and net realizable value. Cost consists of purchase price and related shipping and handling expenses, and is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. The Company record reserves for slow-moving, excess, or obsolete inventory based on historical experience, current inventory levels, forecasted demand, and market conditions. Management reviews this provision quarterly to assess whether, based on economic conditions, it is adequate. Inventory, net consisted of finished goods as of December 31, 2025 and 2024.
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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2025 and 2024, no impairment of long-lived assets was recognized.

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
Reverse Share Split

On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, which was effected on July 31, 2025. Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K have been adjusted to give effect to the Reverse Share Split.

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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Year Ended December 31,
	2025	2024
	USD	USD
Revenue by product line
Sanitaryware	$80,331,947	$81,109,955
Bath Furniture	14,204,305	14,739,205
Shower System	22,581,882	25,521,977
Others	13,410,518	10,446,936
Total	$130,528,652	$131,818,073

	Total Revenue		Total Assets
	For the Year Ended December 31,		As of December 31,
	2025	2024	2025	2024
	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$80,692,411	$82,378,167	$46,087,727	$47,935,433
Canada	33,349,087	35,151,631	12,686,259	15,027,362
Europe	14,210,646	13,301,990	2,393,191	1,625,994
Rest of World	2,276,508	986,285	8,370,404	10,872,626
Total	$130,528,652	$131,818,073	$69,537,581	$75,461,415

Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, shipping and handling expense was $1,381,070 and $1,261,294, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $333,183 and $401,216 for the years ended December 31, 2025 and 2024, respectively.
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
The Company records interest and penalties on its uncertain tax positions in income tax expense.
As of December 31, 2025, the tax years ended December 31, 2022 through December 31, 2024 for FGI Industries remain open for statutory examination by tax authority.
The Company records the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.
Non-controlling interests
The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the consolidated statements of operations and comprehensive loss as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.

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
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
	USD	USD
Numerator:
Net loss attributable to FGI Industries Ltd. shareholders	$(6,139,526)	$(1,201,089)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	1,918,061	1,913,033
Potentially dilutive shares from outstanding options/warrants	—	—
Weighted-average number of ordinary shares outstanding — diluted	1,918,061	1,913,033

Loss per share — basic	$(3.20)	$(0.63)
Loss per share — diluted	$(3.20)	$(0.63)
Segment reporting
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently adopted accounting standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective on a prospective or retrospective basis for annual period beginning after December 15, 2024, with early adoption permitted. The Company has adopted this guidance retrospectively as of January 1, 2024. The adoption of this guidance modified its disclosures, but did not have an impact on its financial position or results of operations.
Recently issued accounting standards
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2027 and will modify the Company's disclosures, but is not expected to have an impact on its financial position or results of operations.
In July 2025, the FASB released ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This update introduces a practical expedient permitting entities to assume that the economic conditions existing at the balance sheet date will remain unchanged throughout the remaining life of the asset when calculating expected credit losses for current accounts receivable and contract assets. The new guidance will be applied prospectively and becomes effective for interim and annual periods beginning on or after January 1, 2026. The implementation of ASU 2025-05 is not anticipated to have a significant effect on our financial position or operating results.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of December 31, 2025	As of December 31, 2024
	USD	USD

Accounts receivable	$15,058,692	$21,487,303
Allowance for credit losses	(203,611)	(191,821)
Accrued defective return and discount	(1,007,319)	(1,001,927)
Accounts receivable, net	$13,847,762	$20,293,555
Movements of allowance for credit losses are as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$191,821	$244,879
Provision	165,801	137,592
Write-off	(154,011)	(190,650)
Ending balance	$203,611	$191,821
Movements of accrued defective return and discount accounts are as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	USD	USD

Beginning balance	$1,001,927	$744,284
Provision	5,392	257,643
Ending balance	$1,007,319	$1,001,927

Note 4 — Prepayments and other assets
Prepayments and other assets consisted of the following:

	As of December 31, 2025	As of December 31, 2024
	USD	USD

Prepayments	$1,927,401	$1,806,555
Others	1,300,858	284,852
Total prepayments and other assets	$3,228,259	$2,091,407
Note 5 — Property and equipment, net
Property and equipment, net consist of the following:

	As of December 31, 2025	As of December 31, 2024
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,387,353	1,919,687
Machinery and equipment	3,954,055	3,549,167
Furniture and fixtures	281,498	274,994
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	7,743,261	6,864,203
Less: accumulated depreciation	(3,889,397)	(3,311,647)
Prepayment for purchase of equipment and construction-in-progress	—	81,784
Total	$3,853,864	$3,634,340
Depreciation expenses for the years ended December 31, 2025 and 2024 amounted to $667,432 and $474,828, respectively, which were included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Note 6 — Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average amortization period (years)	As of December 31, 2025	As of December 31, 2024
		USD	USD

Software	9.7	$2,089,909	$1,981,250
Accumulated amortization		(356,293)	(131,299)
Intangible assets, net		$1,733,616	$1,849,951

Amortization expenses for the years ended December 31, 2025 and 2024 amounted to $246,442 and $163,705, respectively, which were included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of December 31, 2025, future amortization was as follows:

For the 12 months ending December 31,
2026	$227,470
2027	227,470
2028	205,471
2029	201,071
2030	201,071
Thereafter	671,063
Total future amortization	$1,733,616
Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. For the years ended December 31, 2025, and 2024, the total lease expenses were $2,577,192 and $2,763,970 respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of December 31, 2025	As of December 31, 2024
	USD	USD

Operating lease right-of-use assets	$11,031,892	$12,823,747
Operating lease liabilities – current	$1,700,936	$1,867,956
Operating lease liabilities – noncurrent	10,012,616	11,352,939
Total operating lease liabilities	$11,713,552	$13,220,895

Information relating to the lease term and discount rate are as follows:

	As of December 31, 2025	As of December 31, 2024

Weighted-average remaining lease term
Operating leases	8.5 years	8.7 years
Weighted-average discount rate
Operating leases	5.9%	5.7%

As of December 31, 2025, the maturities of operating lease liabilities were as follows:

For the 12 months ending December 31,
2026	$2,344,918
2027	2,368,923
2028	2,439,489
2029	1,564,539
2030	1,187,866
Thereafter	4,723,326
Total lease payments	14,629,061
Less: imputed interest	(2,915,509)
Present value of lease liabilities	$11,713,552
Note 8 — Short-term loans
East West Bank Loan
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and personally guaranteed by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost. The current amount of maximum borrowings is $18,000,000 and the Credit Agreement had an original maturity date of December 21, 2024. East West Bank has agreed to extend the maturity date on several occasions, most recently through April 3, 2026, while the parties discuss a renewal of the facility. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.
Pursuant to the Credit Agreement, FGI Industries is required to maintain (a) a debt coverage ratio (defined as earnings before interest, taxes, depreciation and amortization divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1, tested at the end of each fiscal quarter; (b) an effective tangible net worth (defined as total book net worth plus minority interest, less amounts due from officers, shareholders and affiliates, minus intangible assets and accumulated amortization, plus debt subordinated to East West Bank) of not less than $10,000,000, tested at the end of each fiscal quarter, on a consolidated basis; and (c) a total debt to tangible net worth ratio (defined as total liabilities divided by tangible net worth, which is defined as total book net worth plus minority interest, less loans to officers, shareholders, and affiliates minus intangible assets and accumulated amortization) not to exceed 4.0 to 1, tested at the end of each fiscal quarter, on a consolidated basis. As of December 31, 2025, FGI Industries was not in compliance with certain financial covenants related to its debt coverage ratio. The Company has classified the outstanding balance of the loan as a current liability on the consolidated balance sheet as of December 31, 2025.
The loan bears interest at rate equal to, at the Company’s option, either (i) 0.25 percentage points less than the Prime Rate quoted by the Wall Street Journal or (ii) the SOFR Rate (as administered by CME Group Benchmark Administration Limited and displayed by Bloomberg LP) plus 2.20% per annum (in either case, subject to a minimum rate of 4.500% per annum). The interest rate as of December 31, 2025 and 2024 was 6.50% and 7.25%, respectively.
On March 27, 2026, FGI Industries renewed its credit facility with East West Bank, extending the maturity to April 17, 2027. The renewal includes a tiered interest‑rate margin determined by the subsidiary’s trailing‑twelve‑month EBITDA and updates to certain financial covenants, including revised EBITDA requirements and limitations on intercompany balances. Following the renewal, the Company is in compliance with the revised covenant requirements.
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $8.1 million and $9.6 million as of December 31, 2025 and 2024, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.5 million as of December 31, 2025). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of December 31, 2025, FGI Canada was not in compliance with certain covenants related to its debt to tangible net worth ratio. RBC agreed to waive its right to call the debt related to this noncompliance.
Borrowings under this line of credit amounted to $1.7 million and $2.6 million as of December 31, 2025 and 2024, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $2.1 million and $2.3 million as of December 31, 2025 and December 31, 2024, respectively.
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
The board set the maximum aggregate number of ordinary shares reserved and available pursuant to the 2021 Equity Plan at 300,000 shares (giving effect to the Reverse Share Split that became effective July 31, 2025). The number of ordinary shares reserved for issuance under our 2021 Equity Plan will automatically increase on the first day of each year, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the immediately preceding calendar year, (b) 120,000 ordinary shares, or (c) such lesser number of shares as determined by the Board. The Equity Plan became effective on September 28, 2021.
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
The following table summarizes the Company's share option and RSU activity for the twelve months ended December 31, 2025:

	Share Options					RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Number of RSUs	Weighted Average Grant Date Fair Value
		USD	USD	Years	USD		USD
Beginning of period	234,283	$9.10	$4.81			117,912	$13.53
Granted	208,640	$3.79	$2.75			166,766	$4.05
Canceled	(105,927)	$7.50	$4.22			—
Exercised or released	—					(12,444)	$19.40
End of period	336,996	$6.32	$3.72	8.39	$397,909	272,234	$8.34
Vested and exercisable	109,979	$10.99	$5.50	6.82	$—
For the twelve months ended December 31, 2025 and 2024, the total fair value of options awarded was $572,745 and $573,163, respectively.
The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the twelve months ended December 31, 2025 and 2024. The assumptions used to value the options granted to employees were as follows:

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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Year Ended December 31,
	2025	2024
	USD	USD
Selling and distribution expenses	$88,590	$190,864
General and administrative expenses	244,593	210,352
Total share-based compensation expenses	$333,183	$401,216
As of December 31, 2025, there was $618,979 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for actual forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.13 years.
Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Year Ended December 31,
	2025	2024
	USD	USD
Income components
United States	$(5,378,499)	$(5,300,760)
Outside United States	1,039,485	3,018,662
Total pre-tax loss	$(4,339,014)	$(2,282,098)
Provision for (benefit of) income taxes
Current
Federal	$(944)	$2,809
State	4,549	46,915
Foreign	328,783	899,207
	332,388	948,931
Deferred
Federal	1,892,588	(941,331)
State	586,651	(435,241)
Foreign	(25,235)	(120,180)
	2,454,004	(1,496,752)
Total provision for (benefit of) income taxes	$2,786,392	$(547,821)

Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Year Ended December 31,
	2025		2024
	USD	%	USD	%
Income tax expense at Federal statutory tax rate	$(911,194)	21.0	$(479,240)	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit(1)	311,429	(7.2)	(306,778)	13.4
Foreign tax effects (statutory rate differential)
Hong Kong	(54,845)	1.3	(165,121)	7.3
Canada	158,369	(3.7)	150,688	(6.6)
Cayman Islands	184,621	(4.3)	134,299	(5.9)
Cambodia	(123,932)	2.9	(8,626)	0.4
Other	(87,185)	2.0	34,313	(1.6)
Nontaxable or nondeductible items	25,721	(0.6)	185,639	(8.1)
Valuation allowance	3,419,636	(78.8)	—	—
Other adjustments	(136,228)	3.2	(92,995)	4.1
Income tax expense	$2,786,392	(64.2)	$(547,821)	24.0
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and New Jersey for 2025 and 2024.
Income taxes paid by jurisdiction were as follows:

	For the Year Ended December 31,
	2025	2024
	USD	USD

Federal	$—	$—
State	8,729	10,144
Foreign
Canada	677,614	651,750
Germany	42,607	28,129
Hong Kong	30,644	418,026
Other	7,309	4,591
Total cash paid for income taxes, net of refunds received	$766,903	$1,112,640

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of December 31, 2025	As of December 31, 2024
	USD	USD

Deferred tax assets
Allowance for credit losses	$46,824	$45,859
Other reserve	157,620	127,515
Accrued expenses	149,705	152,600
Lease liability	1,131,158	1,464,256
Charitable contributions	923	331
Business interest limitation	927,728	634,794
Net operating loss – federal	2,257,513	976,500
Net operating loss – state	573,279	328,861
Other	211,125	186,554
Total deferred tax assets	5,455,875	3,917,270
Less: valuation allowance	(4,013,288)	—
Net deferred tax assets	1,442,587	3,917,270
Deferred tax liabilities
Fixed assets	1,140,919	1,416,178
Intangibles	90,087	(164,493)
Total deferred tax liabilities	1,231,006	1,251,685
Deferred tax assets, net of deferred tax liabilities	$211,581	$2,665,585
The deferred tax assets related to the Company’s net operating losses of $21,770,284 (federal $12,171,811 and states $9,598,473) and $10,056,026 (federal $4,649,994 and states $5,406,032) as of December 31, 2025 and December 31, 2024, respectively. The federal net operating losses have no expiration date. The states net operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at December 31, 2025 or December 31, 2024. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA legislation did not have a material impact on our effective tax rate, deferred tax position, or results of operations in 2025.
Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Year Ended December 31,
			2025	2024
			USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$2,258,887	$799,967
			$2,258,887	$799,967

Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Year Ended December 31,
			2025	2024
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$5,861,323	$6,157,455
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	5,995,537	8,385,673
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	364,719	330,722
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchases	15,376	125,208
			$12,236,955	$14,999,058
The ending balances of such transactions as of December 31, 2025 and 2024 are listed of the following:
Prepayments — related parties

Name of Related Party	As of December 31, 2025	As of December 31, 2024
	USD	USD

Focal Capital Holding Limited	$4,118,054	$9,975,298
Foremost Worldwide Co., Ltd.	9,978,936	—
	$14,096,990	$9,975,298
Accounts Payables — related parties

Name of Related Party	As of December 31, 2025	As of December 31, 2024
	USD	USD

Foremost Worldwide Co., Ltd.	$—	$718,605
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$49,855	$56,389
F.P.Z. Furniture (Cambodia) Co., Ltd.	$—	$119,667
	$49,855	$894,661
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with Foremost Home Inc. ("FHI"). Total amounts provided to FHI under the FHI Share Services Agreement for the years ended December 31, 2025 and 2024 were $615,929 and $761,672, respectively, which were booked under selling and distribution expenses and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement for the years ended December 31, 2025 and 2024 were $279,577 and $287,993, respectively.

Other Receivables (Payables) — related parties

Name of Related Party	Relationship	Nature of Transactions	As of December 31, 2025	As of December 31, 2024
			USD	USD

Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	3,621,746	2,654,286
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(370,368)	(340,901)
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Miscellaneous expenses	(73,509)	(291,710)
			$3,177,869	$2,021,675
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder and is a guarantor of the loans under the Credit Agreement and under the CTBC Credit Line. See Note 8 for details.
Note 13 — Concentrations of risks
Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of December 31, 2025, a cash balance of USD276,577 was maintained at financial institutions in the United States, of which USD16,944 was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of New Taiwan Dollar 3,000,000 (approximately USD95,450) if the bank with which an individual or a company holds its eligible deposit fails. As of December 31, 2025, an aggregated cash balance of USD788,834 was maintained at financial institutions in Taiwan, of which USD498,062 was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD117,647) if the bank with which an individual or a company holds its eligible deposit fails. As of December 31, 2025, cash balance of EUR248,403 (USD292,238) was maintained at financial institutions in Europe, of which EUR148,403 (USD174,591) was subject to credit risk. As of December 31, 2025, cash balance of USD270,493 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The Reserve Bank of India pays compensation up to a limit of INR500,000 (approximately USD5,566) if the bank with which an individual/a company holds its eligible deposit fails. As of December 31, 2025, cash balance of INR2,719,338 (USD30,270) was maintained at financial institutions in India, of which INR2,219,338 (USD24,705) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the year ended December 31, 2025, three customers accounted for 15.5%, 13.6% and 10.4% of the Company’s total revenue, respectively. For the year ended December 31, 2024, two customers accounted for 17.9% and 16.8% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2025 and 2024.
As of December 31, 2025, four customers accounted for 21.1%,15.3%, 13.8% and 11.8% of the total balance of accounts receivable, respectively. As of December 31, 2024, two customers accounted for 29.4% and 11.4% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2025 and 2024.

Vendor concentration risk
For the year ended December 31, 2025, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 58.1% of the Company’s total purchases. For the year ended December 31, 2024, Huida accounted for 55.5% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the years ended December 31, 2025 and 2024.
As of December 31, 2025, Huida accounted for 83.3% of the total balance of accounts payable. As of December 31, 2024, Huida accounted for 69.6% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of December 31, 2025 and 2024.
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
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Year Ended December 31,
	2025	2024
	USD	USD
Revenue	$130,528,652	$131,818,073
Less:
Cost of revenue	95,277,560	96,390,733
Selling and distribution expenses	25,129,256	25,627,634
General and administrative expenses	11,106,563	10,199,914
Research and development expenses	1,417,329	1,699,383
Other segment items(1)	1,936,958	182,507
Provision for (benefit of) income taxes	2,786,392	(547,821)
Segment net loss	(7,125,406)	(1,734,277)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(7,125,406)	$(1,734,277)
(1) Other segment items included interest income, interest expense and non-recurring other income and expenses.
Note 16 — Subsequent events
On March 27, 2026, FGI Industries renewed its credit facility with East West Bank, extending the maturity to
April 17, 2027. The renewal extends the maturity date of the facility through April 17, 2027 and maintains a maximum borrowing amount of $18,000,000, subject to borrowing base limitations. The credit facility is collateralized by all assets of
FGI Industries and guaranteed by the Company, certain other subsidiaries, and by Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost Groups Ltd. The renewal includes a tiered interest‑rate margin determined by the subsidiary’s trailing‑twelve‑month EBITDA and updates to certain financial covenants, including revised EBITDA requirements and limitations on intercompany balances.
ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with CBIZ CPAs P.C.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective.
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
As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective.
Material Weakness in Internal Control Over Financial Reporting
Management identified a material weakness in internal control over financial reporting related to the precision of journal entry and account reconciliation review controls at a recently in‑scope foreign subsidiary, Although general ledger, reconciliation, and analytical review procedures were performed, these controls were not designed or operating at a level of precision sufficient to evidence the timely detection of potentially material journal entry errors. This material weakness did not result in any identified misstatements of the Company’s consolidated financial statements.
Remediation Efforts
Management completed the remediation of the material weaknesses identified during the year ended December 31, 2024. Specifically, the Company segregated responsibilities for journal entry processing, implemented system-supported detection and approval controls to enhance oversight, standardized the account reconciliation process with documented management review, and introduced a secondary review over loan covenant calculations. These controls have been implemented, tested, and are operating effectively, and management has concluded that the previously identified material weaknesses have been remediated.
Following the identification of a material weakness in a recently scoped subsidiary during the year ended December 31, 2025, management has initiated remediation actions to address this deficiency. These actions include the addition of dedicated in-house accounting resources to oversee the financial close process, the implementation of enhanced journal entry and account reconciliation review procedures with defined documentation and approval requirements, and strengthened evidence-retention practices. Management believes these actions, once fully implemented and operating for a sufficient period, will remediate the material weakness. Management will continue to monitor and test the operating effectiveness of the related controls.
Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
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
The other information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

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

10.17#
Amended and Restated Business Loan Agreement (Asset Based), dated as of March 27, 2026, by and between FGI Industries Inc.and East West Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2026)

10.18
Facility Letter by and between HSBC Bank Canada and FGI Canada Ltd., dated December 2, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed April 17, 2023).

10.19	Letter Amendment by and between Royal Bank of Canada and FGI Canada Ltd., dated January 30, 2025.
10.20	General Agreement for Omnibus Credit Lines, by and between CTBC Bank Co., Ltd. and FGI International, Limited.
10.21*	Credit Line Approval Notice.
10.22*	First Amendment to Shared Service Agreement, dated March 26, 2026, by and between FGI Industries Inc. and Foremost Home Inc.
19.1	Insider Trading Policy.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm.
23.2*	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Included in Signature Page of Form 10-K).
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.
32.1*	Rule 1350 Certifications.
97	FGI Industries Compensation Recovery Policy, effective November 30, 2023 (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 26, 2024.
101.INS	XBRL Instance – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Dated: April 10, 2026
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

Signature	Title	Date

/s/ David Bruce	Chief Executive Officer and Director	April 10, 2026
David Bruce	(Principal Executive Officer)

/s/ Jae Chung	Chief Financial Officer	April 10, 2026
Jae Chung	(Principal Financial and Accounting Officer)

/s/ John Chen	Executive Chairman and Director	April 10, 2026
John Chen

/s/ Todd Heysse	Director	April 10, 2026
Todd Heysse

/s/ Kellie Zesch Weir	Director	April 10, 2026
Kellie Zesch Weir

/s/ Anagha Apte	Director	April 10, 2026
Anagha Apte