Form 10-Q
period 2026-03-31
FGI Industries Ltd.
filed 2026-05-15
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock on May 13, 2026 was 1,931,271.

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
•our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
•other risks and uncertainties, including those listed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as subsequent reports we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) (available at www.sec.gov).
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,659,190	$1,899,801
Accounts receivable, net	13,641,870	13,847,762
Inventories, net	14,228,751	15,292,742
Prepayments and other current assets	3,747,712	3,228,259
Prepayments and other receivables – related parties	16,658,889	17,274,859
Total current assets	50,936,412	51,543,423

NONCURRENT ASSETS
Property and equipment, net	3,751,022	3,853,864
Intangible assets, net	1,676,748	1,733,616
Operating lease right-of-use assets, net	10,569,629	11,031,892
Deferred tax assets, net	211,760	211,581
Other noncurrent assets	1,005,031	1,163,205
Total noncurrent assets	17,214,190	17,994,158
Total assets	$68,150,602	$69,537,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$13,143,690	$11,868,828
Accounts payable	23,873,453	24,687,900
Accounts payable – related parties	40,144	49,855
Operating lease liabilities – current	1,725,768	1,700,936
Accrued expenses and other current liabilities	5,473,531	5,607,405
Total current liabilities	44,256,586	43,914,924

NONCURRENT LIABILITIES
Operating lease liabilities – noncurrent	9,579,585	10,012,616
Total liabilities	53,836,171	53,927,540

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Ordinary shares ($0.0005 par value, 40,000,000 shares authorized, 1,927,326 and 1,920,140 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	964	960
Additional paid-in capital	21,495,828	21,612,226
Accumulated deficit	(3,896,496)	(2,927,091)
Accumulated other comprehensive loss	(1,438,997)	(1,402,946)
FGI Industries Ltd. shareholders’ equity	16,161,299	17,283,149
Non-controlling interests	(1,846,868)	(1,673,108)
Total shareholders’ equity	14,314,431	15,610,041
Total liabilities and shareholders’ equity	$68,150,602	$69,537,581
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Revenue	$30,501,460	$33,212,548

Cost of revenue	22,340,769	24,312,290

Gross profit	8,160,691	8,900,258

Operating expenses
Selling and distribution	6,215,257	7,163,178
General and administrative	2,354,233	2,701,213
Research and development	282,610	316,726
Total operating expenses	8,852,100	10,181,117

Loss from operations	(691,409)	(1,280,859)

Other income (expenses)
Interest income	875	441
Interest expense	(354,902)	(302,760)
Other (expenses) income, net	(73,051)	28,091
Total other expenses, net	(427,078)	(274,228)

Loss before income taxes	(1,118,487)	(1,555,087)

Provision for (benefit of) income taxes
Current	24,857	19,168
Deferred	(179)	(758,698)
Total provision for (benefit of) income taxes	24,678	(739,530)

Net loss	(1,143,165)	(815,557)
Less: net loss attributable to non-controlling shareholders	(173,760)	(186,465)
Net loss attributable to FGI Industries Ltd. shareholders	(969,405)	(629,092)

Other comprehensive (loss) income
Foreign currency translation adjustment	(36,051)	86,432

Comprehensive loss	(1,179,216)	(729,125)
Less: comprehensive loss attributable to non-controlling shareholders	(173,760)	(186,465)
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(1,005,456)	$(542,660)

Weighted average number of ordinary shares(1)
Basic	1,920,619	1,915,797
Diluted	1,920,619	1,915,797

Loss per share
Basic	$(0.50)	$(0.33)
Diluted	$(0.50)	$(0.33)
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	1,920,140	$960	$21,612,226	$(2,927,091)	$(1,402,946)	$(1,673,108)	$15,610,041
Share-based compensation	7,186	4	(116,398)	—	—	—	(116,394)
Net loss	—	—	—	(969,405)	—	(173,760)	(1,143,165)
Foreign currency translation adjustments	—	—	—	—	(36,051)	—	(36,051)
Balance at March 31, 2026	1,927,326	$964	$21,495,828	$(3,896,496)	$(1,438,997)	$(1,846,868)	$14,314,431

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	1,912,783	$956	$21,279,047	$3,212,435	$(2,239,560)	$(687,228)	$21,565,650
Share-based compensation	5,118	3	76,303	—	—	—	76,306
Net loss	—	—	—	(629,092)	—	(186,465)	(815,557)
Foreign currency translation adjustments	—	—	—	—	86,432	—	86,432
Balance at March 31, 2025	1,917,901	$959	$21,355,350	$2,583,343	$(2,153,128)	$(873,693)	$20,912,831
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,143,165)	$(815,557)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	177,128	147,287
Amortization	531,383	563,117
Share-based compensation	(116,394)	76,306
Provision for credit losses	10,296	1,899
Provision for defective return	348,130	123,538
Foreign exchange transaction loss (gain)	79,421	(13,781)
Deferred income tax benefit	(179)	(758,698)
Changes in operating assets and liabilities
Accounts receivable	(152,533)	823,212
Inventories	1,063,992	1,407,282
Prepayments and other current assets	(540,588)	(293,655)
Prepayments and other receivables – related parties	615,969	973,131
Other noncurrent assets	158,174	174,685
Income taxes	21,134	17,786
Accounts payable	(814,447)	(2,421,083)
Accounts payable – related parties	(9,711)	(634,383)
Operating lease liabilities	(420,451)	(417,283)
Accrued expenses and other current liabilities	(133,872)	(605,489)
Net cash used in operating activities	(325,713)	(1,651,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(79,726)	(349,875)
Purchase of intangible assets	—	(100,280)
Net cash used in investing activities	(79,726)	(450,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facilities	27,968,836	16,845,184
Repayments of credit facilities	(26,693,975)	(18,175,996)
Net cash provided by (used in) financing activities	1,274,861	(1,330,812)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(110,033)	100,858

NET CHANGES IN CASH	759,389	(3,331,795)
CASH, BEGINNING OF PERIOD	1,899,801	4,558,160
CASH, END OF PERIOD	$2,659,190	$1,226,365

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(354,928)	$(302,819)
Cash paid during the period for income taxes	$(4,769)	$(850)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$12,251	$296,012
Derecognition of right-of-use asset and lease liability upon early termination	$—	$(1,251,111)
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
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $1.1 million and net cash used in operating activities of $0.3 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had approximately $2.7 million in cash and had $13.1 million outstanding balance under its credit facilities, which were used primarily for working capital purposes.
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
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.9139 and 6.9835 as of March 31, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.3690 and 1.3690 as of March 31, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8692 and 0.8500 as of March 31, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 93.8539 and 89.8354 as of March 31, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
Reclassification
Certain amounts in the prior year have been reclassified to conform to the current period presentation. In particular, reclassifications were made within the financing activities section of the unaudited condensed consolidated statements of cash flows, as well as within the income tax footnote, as required by ASU 2023-09. These reclassifications did not have any impact on the previously reported condensed consolidated balance sheets or the unaudited condensed consolidated statements of operations and comprehensive loss.
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of March 31, 2026 or December 31, 2025.
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

Inventories, net
Inventories are stated at the lower of cost and net realizable value. Cost consists of purchase price and related shipping and handling expenses, and is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. The Company record reserves for slow-moving, excess, or obsolete inventory based on historical experience, current inventory levels, forecasted demand, and market conditions. Management reviews this provision quarterly to assess whether, based on economic conditions, it is adequate. Inventory, net consisted of finished goods as of March 31, 2026 and December 31, 2025.
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
Property and equipment, net
Property and equipment are stated at cost net of accumulated depreciation and impairment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Maintenance and repair costs are charged against earnings as incurred. Estimated useful lives are as follows:

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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.
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
Reverse Share Split
On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, which was effected on July 31, 2025. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the Reverse Share Split.
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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Revenue by product line
Sanitaryware	$16,126,369	$20,159,852
Bath Furniture	4,546,147	4,100,382
Shower System	6,480,302	5,686,317
Others	3,348,642	3,265,997
Total	$30,501,460	$33,212,548

	Total Revenue		Total Assets
	For the Three Months Ended March 31,		As of March 31,	As of December 31,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$19,911,144	$21,168,372	$45,900,432	$46,087,727
Canada	6,097,086	8,184,143	12,362,290	12,686,259
Europe	3,582,073	3,104,994	1,857,621	2,393,191
Rest of World	911,157	755,039	8,030,259	8,370,404
Total	$30,501,460	$33,212,548	$68,150,602	$69,537,581
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations and comprehensive loss. For the three months ended March 31, 2026 and 2025, shipping and handling expense was $375,673 and $356,154, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $(116,394) and $76,306 for the three months ended

March 31, 2026 and 2025, respectively. Share-based compensation expense was reversed as the performance conditions for certain performance-based awards were not achieved.
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
As of March 31, 2026, the tax years ended December 31, 2022 through December 31, 2024 for FGI Industries remain open for statutory examination by tax authority.
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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Numerator:
Net loss attributable to FGI Industries Ltd. shareholders	$(969,405)	$(629,092)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	1,920,619	1,915,797
Potentially dilutive shares from outstanding options/warrants	—	—
Weighted-average number of ordinary shares outstanding — diluted	1,920,619	1,915,797

Loss per share — basic	$(0.50)	$(0.33)
Loss per share — diluted	$(0.50)	$(0.33)
Segment reporting
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently adopted accounting standards
In July 2025, the FASB released ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This update introduces a practical expedient permitting entities to assume that the economic conditions existing at the balance sheet date will remain unchanged throughout the remaining life of the asset when calculating expected credit losses for current accounts receivable and contract assets. The Company adopted the new guidance prospectively for the quarter ended March 31, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, the Company’s estimate of expected credit losses for current accounts receivable is based on the delinquency status of those uncollected balances as of March 31, 2026. The Company calculates the expected credit loss rate by applying the historical loss rate. The adoption of this ASU did not have a significant impact on its financial position or results of operations.
Recently issued accounting standards
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this ASU for its annual period beginning January 1, 2027 and will modify the Company’s disclosures, but is not expected to have an impact on its financial position or results of operations.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	USD	USD

Accounts receivable	$15,206,159	$15,058,692
Allowance for credit losses	(208,840)	(203,611)
Accrued defective return and discount	(1,355,449)	(1,007,319)
Accounts receivable, net	$13,641,870	$13,847,762
Movements of allowance for credit losses are as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
	USD	USD

Beginning balance	$203,611	$191,821
Provision	10,296	1,899
Write-off	(5,067)	(9,696)
Ending balance	$208,840	$184,024
Movements of accrued defective return and discount accounts are as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
	USD	USD

Beginning balance	$1,007,319	$1,001,927
Provision	348,130	123,538
Ending balance	$1,355,449	$1,125,465
Note 4 — Prepayments and other current assets
Prepayments and other assets consisted of the following:

	As of March 31, 2026	As of December 31, 2025
	USD	USD

Prepayments	$2,308,298	$1,927,401
Others	1,439,414	1,300,858
Total prepayments and other current assets	$3,747,712	$3,228,259

Note 5 — Property and equipment, net
Property and equipment, net consist of the following:

	As of March 31, 2026	As of December 31, 2025
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,396,142	2,387,353
Machinery and equipment	4,019,127	3,954,055
Furniture and fixtures	281,498	281,498
Vehicles	147,912	147,912
Molds	26,377	26,377
Subtotal	7,817,122	7,743,261
Less: accumulated depreciation	(4,066,100)	(3,889,397)
Total	$3,751,022	$3,853,864
Depreciation expenses amounted to $177,128 and $147,287 for the three months ended March 31, 2026 and 2025, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 6 — Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average amortization period (years)	As of March 31, 2026	As of December 31, 2025
		USD	USD

Software	9.7	$2,089,909	$2,089,909
Accumulated amortization		(413,161)	(356,293)
Intangible assets, net		$1,676,748	$1,733,616
Amortization expenses for the three months ended March 31, 2026 and 2025 amounted to $56,868 and $51,731, respectively, which were included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of March 31, 2026, future amortization was as follows:

For the 12 months ending March 31,
2027	$227,470
2028	225,270
2029	201,071
2030	201,071
2031	201,071
Thereafter	620,795
Total future amortization	$1,676,748

Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. For the three months ended March 31, 2026 and 2025, total lease expenses were $633,790 and $670,615, respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of March 31, 2026	As of December 31, 2025
	USD	USD

Operating lease right-of-use assets	$10,569,629	$11,031,892
Operating lease liabilities – current	$1,725,768	$1,700,936
Operating lease liabilities – noncurrent	9,579,585	10,012,616
Total operating lease liabilities	$11,305,353	$11,713,552
Information relating to the lease term and discount rate are as follows:

	As of March 31, 2026	As of December 31, 2025

Weighted-average remaining lease term
Operating leases	8.1 years	8.5 years
Weighted-average discount rate
Operating leases	5.9%	5.9%
As of March 31, 2026, the maturities of operating lease liabilities were as follows:

For the 12 months ending March 31,
2027	$2,347,181
2028	2,389,888
2029	2,456,153
2030	1,239,677
2031	1,196,434
Thereafter	4,421,736
Total lease payments	14,051,069
Less: imputed interest	(2,745,716)
Present value of lease liabilities	$11,305,353
Note 8 — Short-term loans
East West Bank Credit Facility
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and real property owned by Mr. Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost, and guaranteed by certain affiliates, Mr. Chen and Ms. Han Ping Chen. The current amount of maximum borrowings is $18,000,000 and the maturity date is April 17, 2027. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.
The Credit Agreement contains financial covenants that require FGI Industries to maintain aggregate year to date EBITDA figures (defined as earnings before interest, taxes, depreciation and amortization) on a consolidated and unconsolidated basis, tested monthly, of up to $1.6 million and $1.4 million, respectively, as well as maintain certain limits on intercompany loans and affiliate transactions. As of March 31, 2026, FGI Industries was in compliance with these financial covenants.
The loan bears interest at a variable rate based on the Prime Rate (as quoted by the Wall Street Journal) plus a margin between 0% and 1.5% based on the Company’s trailing twelve month EBITDA (subject to a minimum rate of 4.500% per annum).
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $9.2 million and $8.1 million as of March 31, 2026, and December 31, 2025, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.5 million as of March 31, 2026). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2026, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $2.3 million and $1.7 million as of March 31, 2026, and December 31, 2025, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Mr. Liang Chou Chen. Borrowings under this line of credit amounted to $1.6 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively.
Weighted average interest rate for the aforementioned credit facilities was 7.40% and 6.23% as of March 31, 2026 and December 31, 2025, respectively.
Note 9 — Shareholders’ Equity
FGI was incorporated in the Cayman Islands on May 26, 2021. The Company’s authorized share capital was $21,000 divided into (i) 200,000,000 Ordinary Shares of par value of $0.0001 each, and (ii) 10,000,000 Preference Shares of par value of $0.0001 each.
On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, par value $0.0001 per share (“Ordinary Shares”). Pursuant to the Amendment, effective as of 12:01 a.m., Eastern Time, on July 31, 2025 (the “Effective Time”), every 5 Ordinary Shares issued and outstanding was automatically combined into one Ordinary Share. As a result of the Reverse Share Split, the number of authorized Ordinary Shares was decreased to 40 million and the par value of the Company’s Ordinary Shares went from $0.0001 per share to $0.0005 per share. The Reverse Share Split affected all record holders of the Ordinary Shares uniformly and did not affect any record holder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares.
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
On October 7, 2021, the board approved the adoption of the FGI Industries Ltd. Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on October 7, 2021, and became effective on the effective date of the Company’s consummation of the IPO of its ordinary shares. The ESPP offers eligible employees the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions that will be applied towards the purchase of ordinary shares at a discount from the then-current market price. As of March 31, 2026, no shares were issued under the ESPP.
The board set the maximum aggregate number of ordinary shares reserved and available pursuant to the 2021 Equity Plan at 300,000 shares. The number of ordinary shares reserved for issuance under our 2021 Equity Plan will automatically increase on the first day of each year, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the immediately preceding calendar year, (b) 120,000 ordinary shares, or (c) such lesser number of shares as determined by the Board. The Equity Plan became effective on September 28, 2021.
The Company believes the option or restricted share unit ("RSU") awards granted contain an explicit service condition and/or performance condition. Performance conditions are generally tied to a long-term return on invested capital ("ROIC"), or a combination of multiple short-term financial metrics such as revenue, adjusted net income and ROIC. Under ASC 718-10-55-76, if the vesting (or exercisability) of an award is based on the satisfaction of both a service and performance condition, the entity must initially determine which outcomes are probable and recognize the compensation cost over the longer of the explicit or implicit service period.
The following table summarizes the Company's share option and RSU activity for the three months ended March 31, 2026:

	Share Options					RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Number of RSUs	Weighted Average Grant Date Fair Value
		USD	USD	Years	USD		USD
Beginning of period	336,996	$6.32	$3.72			272,234	$8.34
Granted	—					—
Canceled	(174,649)	$4.05	$2.93			(22,796)	$10.40
Exercised or released	—					(6,583)	$4.05
End of period	162,347	$8.76	$4.56	7.23	$42,863	242,855	$8.38
Vested and exercisable	114,742	$10.85	$5.45	6.62	$—
For the three months ended March 31, 2026 and 2025, the total fair value of options awarded was $0 and $511,200, respectively.
The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.

Fair value of options
The Company used the Black-Scholes simplified method for the three months ended March 31, 2026 and 2025. The assumptions used to value the options granted to employees were as follows:

March 2025

Risk-free interest rate (%)	4.05
Expected volatility range (%)	82.15
Fair market value per ordinary share as at grant dates	$4.05
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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Selling and distribution expenses	$17,568	$29,754
General and administrative expenses	(133,962)	46,552
Total share-based compensation expenses	$(116,394)	$76,306
As of March 31, 2026, there was $139,885 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 1.69 years.

Note 11 — Income taxes
The source of pre-tax income and the components of income tax expense are as follows:

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Income components
United States	$(847,719)	$(1,818,919)
Outside United States	(270,768)	263,832
Total pre-tax loss	$(1,118,487)	$(1,555,087)
Provision for (benefit of) income taxes
Current
Federal	$—	$—
State	—	2,088
Foreign	24,857	17,080
	24,857	19,168
Deferred
Federal	—	(608,145)
State	—	(150,553)
Foreign	(179)	—
	(179)	(758,698)
Total provision for (benefit of) income taxes	$24,678	$(739,530)
Reconciliations between taxes at the U.S. federal income tax rate and taxes at the Company’s effective income tax rate on earnings before income taxes are as follows:

	For the Three Months Ended March 31,
	2026		2025
	USD	%	USD	%
Income tax expense at Federal statutory tax rate	$(234,882)	21.0	$(326,568)	21.0
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal benefit(1)	22,213	(2.0)	(117,287)	7.5
Foreign tax effects (statutory rate differential)
Hong Kong	58,062	(5.2)	19,622	(1.3)
Canada	27,390	(2.4)	3,320	(0.2)
Cayman Islands	(17,059)	1.5	55,003	(3.5)
Cambodia	(13,335)	1.2	(72,348)	4.7
Other	26,481	(2.4)	(42,798)	2.8
Nontaxable or nondeductible items	12,425	(1.1)	7,959	(0.5)
Valuation allowance	143,277	(12.8)	—	—
Other adjustments(2)	106	—	(266,433)	17.2
Income tax expense	$24,678	(2.2)	$(739,530)	47.7
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and New Jersey for the three months ended March 31, 2026 and 2025.
(2) For the three months ended March 31, 2025, other adjustments included right-of-use asset movements.

Income taxes paid by jurisdiction were as follows:

	For the Three Months Ended March 31,
	2026	2025
	USD	USD

Federal	$—	$—
State	375	625
Foreign
Cambodia	11,667	—
Germany	(7,725)	—
Other	452	225
Total cash paid for income taxes, net of refunds received	$4,769	$850
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the consolidated balance sheets:

	As of March 31, 2026	As of December 31, 2025
	USD	USD

Deferred tax assets
Allowance for credit losses	$48,066	$46,824
Other reserve	138,103	157,620
Accrued expenses	157,068	149,705
Lease liability	1,063,602	1,131,158
Charitable contributions	923	923
Business interest limitation	927,785	927,728
Net operating loss – federal	2,475,315	2,257,513
Net operating loss – state	648,418	573,279
Other	211,330	211,125
Total deferred tax assets	5,670,610	5,455,875
Less: valuation allowance	(4,294,339)	(4,013,288)
Net deferred tax assets	1,376,271	1,442,587
Deferred tax liabilities
Fixed assets	1,050,766	1,140,919
Intangibles	113,745	90,087
Total deferred tax liabilities	1,164,511	1,231,006
Deferred tax assets, net of deferred tax liabilities	$211,760	$211,581
The deferred tax assets related to the Company’s net operating losses of $22,126,619 (federal $11,787,208 and states $10,339,411) and $21,770,284 (federal $12,171,811 and states $9,598,473) as of March 31, 2026 and December 31, 2025, respectively. The federal net operating losses have no expiration date. The states net operating losses have either 20 years or no expiration date. The Company had no material unrecognized tax benefits at March 31, 2026 or December 31, 2025. The Company has not taken any tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase within the next 12 months.
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

Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended March 31,
			2026	2025
			USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$911,157	$735,560
			$911,157	$735,560
Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended March 31,
			2026	2025
			USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$1,300,986	$1,502,734
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	955,403	1,344,110
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	42,288	149,622
			$2,298,677	$2,996,466

The ending balances of such transactions as of March 31, 2026 and December 31, 2025 are listed of the following:
Prepayments, other receivables and payables — related parties

Name of Related Party	Relationship	Nature of Transactions	As of March 31, 2026	As of December 31, 2025
			USD	USD

Focal Capital Holding Limited	An entity under common control	Purchases	$2,817,069	$4,118,054
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	11,204,269	9,978,936
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	2,705,909	3,621,746
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(68,608)	(370,368)
Focal Capital Holding Limited	An entity under common control	Miscellaneous expenses	250	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Miscellaneous expenses	—	(73,509)
			$16,658,889	$17,274,859
Accounts Payables — related parties

Name of Related Party	As of March 31, 2026	As of December 31, 2025
	USD	USD

Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$40,144	$49,855
	$40,144	$49,855
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $144,805 and $170,963 for the three months ended March 31, 2026 and 2025, respectively, which were booked under selling and distribution expenses and general and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $74,609 and $60,696 for the three months ended March 31, 2026 and 2025, respectively.
Loan guarantee by a related party
Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder, is a guarantor of the loans under the CTBC Credit Line and, together with his wife, Ms. Han Ping Chen, is a guarantor under the Credit Agreement. See Note 8 for details.
Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of March 31, 2026, a cash balance of USD1,753,882 was maintained at financial institutions in the United States, of which USD1,248,867 was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of TWD3,000,000 (approximately USD93,779) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2026, an aggregated cash balance of USD368,616 was maintained at financial institutions in Taiwan, of which USD114,612 was subject to credit risk. The China Deposit Insurance Corporation pays compensation up to a limit of CNY500,000(approximately USD72,318) if the bank with which a depositor holds its eligible deposit fails. As of March 31, 2026, a cash balance of CNY594,919(USD86,047)was maintained at financial institutions in China, of which CNY87,338 (USD12,632) was subject to credit risk. As of March 31, 2026, cash balance of USD186,204 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD115,048) if the bank with which an individual/a company holds its eligible deposit fails. As of March 31, 2026, cash balance of EUR220,897 (USD254,138) was maintained at financial institutions in Europe, of which EUR99,338 (USD114,287) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended March 31, 2026, three customers accounted for 14.7%, 14.5% and 12.1% of the Company’s total revenue, respectively. For the three months ended March 31, 2025, three customers accounted for 17.7%, 14.4% and 10.8% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, three customers accounted for 26.0%, 13.5% and 10.3% of the total balance of accounts receivable, respectively. As of December 31, 2025, four customers accounted for 21.1%, 15.3%, 13.8% and 11.8% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2026 and December 31, 2025.
Vendor concentration risk
For the three months ended March 31, 2026, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 47.4% of the Company’s total purchases, respectively. For the three months ended March 31, 2025, Huida accounted for 61.6% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, Huida accounted for 79.5% of the total balance of accounts payable. As of December 31, 2025, Huida accounted for 83.3% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of March 31, 2026 and December 31, 2025.
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
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Revenue	$30,501,460	$33,212,548
Less:
Cost of revenue	22,340,769	24,312,290
Selling and distribution expenses	6,215,257	7,163,178
General and administrative expenses	2,354,233	2,701,213
Research and development expenses	282,610	316,726
Other segment items(1)	427,078	274,228
Provision for (benefit of) income taxes	24,678	(739,530)
Segment net loss	(1,143,165)	(815,557)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(1,143,165)	$(815,557)
(1) Other segment items included interest income, interest expense and non-recurring other income and expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The disclosures in this Quarterly Report on Form 10-Q are complementary to those made in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2026 (the “2025 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our 2025 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are approximate.
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
Consistent with our long-term strategic plan, we expect to continue to make significant investments across our business in order to continue to attract new customers, expand existing relationships, develop new products and manufacturing capabilities and expand into new jurisdictions, thereby prioritizing long-term growth over short-term profitability. We intend to drive long-term value creation for our shareholders through a balanced focus on product innovation, organic growth, and efficient capital deployment. The following initiatives represent key strategic priorities for us:
•Commitment to product innovation. We have a history of being an innovator in the kitchen and bath markets and developing “on-trend” products and bringing them to market ahead of the competition. We have developed deep marketing skills, leading design capabilities, and product development expertise. A recent example of our innovative product development includes the Jetcoat® shower wall systems, which offer a stylized design option without the fuss of messy grout. We expect to continue to invest in research and development to drive product innovation throughout 2026.
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
•Enhanced margin performance. Our focus on higher-margin products has continued to deliver results, with gross margins reaching 26.8% for the three months ended March 31, 2026, 27.0% in 2025 and 26.9% in 2024, a significant rise from 19.5% in 2022. This positive trajectory in margins reflects our commitment to optimizing our product mix and operational efficiency despite recent headwinds from tariffs. Looking ahead, we anticipate gross margins to remain in line with the levels achieved in 2025 and 2024.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total financial resources of $7.9 million as of March 31, 2026, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
Reverse Share Split
On July 28, 2025, the Company filed an amendment (the “Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association with the Registrar of Companies in the Cayman Islands to effect a 1-for-5 reverse share split (the “Reverse Share Split”) of the Company’s ordinary shares, which was effected on July 31, 2025. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the Reverse Share Split.
Tariff Developments
Our business was significantly impacted by the changes in the U.S. tariff regime in 2025 and related responses from foreign jurisdictions. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. These global tariffs were recently invalidated by a US Court of International Trade ruling, but the government has filed a notice of appeal. As of the filing date, it remains uncertain what impact these decisions will have on our future financial results, including the process and availability of obtaining refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.
Results of Operations
The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
	USD	USD	USD	%
Revenue	$30,501,460	$33,212,548	$(2,711,088)	(8.2)
Cost of revenue	22,340,769	24,312,290	(1,971,521)	(8.1)
Gross profit	8,160,691	8,900,258	(739,567)	(8.3)
Selling and distribution expenses	6,215,257	7,163,178	(947,921)	(13.2)
General and administrative expenses	2,354,233	2,701,213	(346,980)	(12.8)
Research and development expenses	282,610	316,726	(34,116)	(10.8)
Loss from operations	(691,409)	(1,280,859)	589,450	(46.0)
Operating margins (%)	(2.3)	(3.9)	160	bps
Total other expenses, net	(427,078)	(274,228)	(152,850)	55.7
Provision for (benefit of) income taxes	24,678	(739,530)	764,208	(103.3)
Net loss	(1,143,165)	(815,557)	(327,608)	40.2
Net loss attributable to FGI Industries Ltd. shareholders	(969,405)	(629,092)	(340,313)	54.1
Adjusted loss from operations(1)	(691,409)	(1,260,953)	569,544	(45.2)
Adjusted operating margins (%)(1)	(2.3)	(3.8)	150	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(743,399)	$(1,072,383)	$328,984	(30.7)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
For the three months ended March 31, 2026, our revenue decreased by $2.7 million, or 8.2%, to $30.5 million from $33.2 million for the same period last year. The decrease in our revenue was primarily driven by decreases in sales of sanitaryware.
Revenue categories by product are summarized as follow:

	For the Three Months Ended March 31,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$16,126,369	52.9	$20,159,852	60.7	(20.0)
Bath Furniture	4,546,147	14.9	4,100,382	12.3	10.9
Shower System	6,480,302	21.2	5,686,317	17.1	14.0
Others	3,348,642	11.0	3,265,997	9.9	2.5
Total	$30,501,460	100.0	$33,212,548	100.0	(8.2)
We derive the majority of our revenue from sales of sanitaryware, which accounted for 52.9% of our total revenue for the three months ended March 31, 2026, compared to 60.7% for the comparable period of 2025. Revenue generated from the sales of sanitaryware decreased by 20.0% to $16.1 million for the three months ended March 31, 2026 from $20.2 million for same period of 2025. Despite this decline, sanitaryware maintained its position as our largest product category. The stability in its share of total revenue reflects the ongoing resilience and steady demand for sanitaryware products, even as we continue to diversify our product portfolio and expand other categories in line with our long-term growth strategy.

Our revenue from bath furniture sales accounted for 14.9% of our total revenue for the three months ended March 31, 2026, compared to 12.3% for the comparable period of 2025. Bath furniture sales increased by 10.9% to $4.5 million for the three months ended March 31, 2026, compared to $4.1 million for the same period of 2025. Our recently launched mid-tier product lines, launched to better address the current demand environment of trading down to lower priced offerings, is gaining traction.
Revenue from sales of shower systems made up approximately 21.2% of our total revenue for the three months ended March 31, 2026, compared to 17.1% for the comparable period of 2025. Revenue from sales of shower systems increased by 14.0% to $6.5 million for the three months ended March 31, 2026, compared to $5.7 million for the comparable period of 2025. These recently launched programs have driven growth, and we anticipate they will continue to be a positive driver moving forward. Similar to sanitaryware, however, we expect demand to remain uncertain due to the current environment, which may offset the impact of these programs.
For the three months ended March 31, 2026, other revenue increased by 2.5% to $3.3 million from $3.3 million for the same period of 2025. The increase was primarily driven by volume growth resulting from continued strength in sales of the Covered Bridge custom-kitchen cabinetry businesses.
Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended March 31,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
United States	$19,911,144	65.3	$21,168,372	63.7	(5.9)
Canada	6,097,086	20.0	8,184,143	24.6	(25.5)
Europe	3,582,073	11.7	3,104,994	9.3	15.4
Rest of World	911,157	3.0	755,039	2.4	20.7
Total	$30,501,460	100.0	$33,212,548	100.0	(8.2)
We consistently generated the majority of our revenue in the United States market, which amounted to $19.9 million and $21.2 million for the three months ended March 31, 2026 and 2025, respectively. Such revenue accounted for approximately 65.3% and 63.7% of our total revenue for the three months ended March 31, 2026 and 2025. The decrease during the period was largely attributable to the decreased sales in sanitaryware as discussed above.
Our second largest market is Canada. Our revenue generated in the Canadian market was $6.1 million for the three months ended March 31, 2026, compared to $8.2 million for the three months ended March 31, 2025, representing a 25.5% decrease. The decrease during the period was largely attributable to the decreased sales in sanitaryware as discussed above.
We also derive revenue from Europe, which consists primarily of sales in Germany. This amounted to $3.6 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025, representing a 15.4% increase. We believe this growth reflects continued demand in the European market.
Gross Profit
Gross profit was $8.2 million for the three months ended March 31, 2026, a decrease of 8.3% compared to the same period of 2025. Gross profit margin was 26.8% and 26.8% for the three months ended March 31, 2026 and March 31, 2025, respectively. Despite the decrease in gross profit, gross profit margin remained stable year-over-year.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commission, and freight and leasing charges. Our selling and distribution expenses decreased by $0.9 million, or 13.2%, to $6.2 million for the three months ended March 31, 2026, from $7.2 million for the three months ended March 31, 2025. This decrease was largely attributable to actions taken to optimize our facility footprint and reduce ongoing overhead costs.

General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses decreased by $0.3 million, or 12.8%, to $2.4 million for the three months ended March 31, 2026, from $2.7 million for the three months ended March 31, 2025. The decline reflects our ongoing efforts to optimize operations and reduce overall operating expenses.
Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained consistent during the period.
Other Income (Expenses)
Other income (expenses) represents interest income and expenses, as well as non-recurring non-operating gains and losses. Interest expense increased due to a higher average loan balance during the period.
Provision for Income Taxes
We recorded an income tax expense of $24,678 for the three months ended March 31, 2026, compared to an income tax benefit of $0.7 million for the three months ended March 31, 2025. This is primarily attributable to the Company recording a valuation allowance against its deferred tax assets in the first quarter of 2026. While this accounting treatment is required under current standards, we remain focused on executing our strategic initiatives and are encouraged by the progress we are making, which we believe positions us well for potential future improvements in our operating results. Any sustained positive performance in future periods will be evaluated in accordance with applicable accounting guidance to determine the appropriate level of valuation allowance.
Net Loss
We incurred net loss of $1.1 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. These changes had resulted from the combination of the changes discussed above.
Liquidity and Capital Resources
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $1.1 million and net cash used in operating activities of $0.3 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had approximately $2.7 million in cash and had $13.1 million outstanding balance under its credit facilities, which were used primarily for working capital purposes.
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
East West Bank Credit Facility
The Company's wholly-owned subsidiary, FGI Industries, has a line of credit agreement (the “Credit Agreement”) with East West Bank, which is collateralized by all assets of FGI Industries and real property owned by Mr. Liang Chou Chen, who holds approximately 49.91% of the voting control of Foremost, and guaranteed by certain affiliates, Mr. Chen and Ms. Han Ping Chen. The current amount of maximum borrowings is $18,000,000 and the maturity date is April 17, 2027. This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances.
The Credit Agreement contains financial covenants that require FGI Industries to maintain aggregate year to date EBITDA figures (defined as earnings before interest, taxes, depreciation and amortization) on a consolidated and unconsolidated basis, tested monthly, of up to $1.6 million and $1.4 million, respectively, as well as maintain certain limits on intercompany loans and affiliate transactions. As of March 31, 2026, FGI Industries was in compliance with these financial covenants.
The loan bears interest at a variable rate based on the Prime Rate (as quoted by the Wall Street Journal) plus a margin between 0% and 1.5% based on the Company’s trailing twelve month EBITDA (subject to a minimum rate of 4.500% per annum).
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $9.2 million and $8.1 million as of March 31, 2026 and December 31, 2025, respectively.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.5 million as of March 31, 2026). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of March 31, 2026, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $2.3 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 base points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Liang Chou Chen. Borrowings under this line of credit amounted to $1.6 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively.

Cash Flows
The following table summarizes the key components of our cash flows for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Net cash used in operating activities	$(325,713)	$(1,651,686)
Net cash used in investing activities	(79,726)	(450,155)
Net cash provided by (used in) financing activities	1,274,861	(1,330,812)
Effect of exchange rate fluctuation on cash	(110,033)	100,858
Net changes in cash	759,389	(3,331,795)
Cash, beginning of period	1,899,801	4,558,160
Cash, end of period	$2,659,190	$1,226,365
Operating Activities
Net cash used in operating activities was $0.3 million for the three months ended March 31, 2026, compared to $1.7 million used in the same period of 2025. The improvement in operating cash flow was primarily driven by favorable changes in working capital, including a $1.1 million decrease in inventories and a $0.6 million decrease in prepayments and other receivables from related parties, which provided cash inflows. Non-cash adjustments such as $0.5 million of amortization, $0.2 million of depreciation, and changes in provisions for credit losses and defective returns also contributed to narrowing the gap between net loss and operating cash flow. These inflows helped offset cash outflows from a $0.2 million increase in accounts receivable and a $0.8 million decrease in accounts payable. Overall, the Company’s operating cash flow for the quarter reflected improved management of working capital and cost control initiatives compared to the prior year period.
Investing Activities
Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2026, compared to $0.5 million in the same period of 2025. The decrease was primarily attributable to reduced capital expenditures.
Financing Activities
Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2026, primarily due to net proceeds from the Company’s revolving credit facilities. In contrast, the same period in 2025 incurred $1.3 million in cash used in financing activities, reflecting net repayment under these facilities.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2026.
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
We define Adjusted Operating Income as GAAP income from operations excluding the impact of certain non-recurring income and expenses. We define Adjusted Net Income as GAAP income before income taxes excluding the impact of certain non-recurring income and expenses, such as income taxes at historical average effective rate, as well as net income attributable to non-controlling shareholders. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.
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

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Loss from operations	$(691,409)	$(1,280,859)
Adjustments:
Non-recurring IPO-related share-based compensation	—	19,906
Adjusted Operating Loss	$(691,409)	$(1,260,953)
Revenue	$30,501,460	$33,212,548
Adjusted Operating Margins (%)	(2.3)	(3.8)

	For the Three Months Ended March 31,
	2026	2025
	USD	USD
Loss before income taxes	$(1,118,487)	$(1,555,087)
Adjustments:
Non-recurring IPO-related share-based compensation	—	19,906
Adjusted loss before income taxes	(1,118,487)	(1,535,181)
Less: income taxes at 18% rate	(201,328)	(276,333)
Less: net loss attributable to non-controlling shareholders	(173,760)	(186,465)
Adjusted Net Loss	$(743,399)	$(1,072,383)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in our internal control over financial reporting described below.
Identified Material Weaknesses
Management identified a material weakness in internal control over financial reporting related to the precision of journal entry and account reconciliation review controls at a newly in‑scope foreign system and processes. Although general ledger, reconciliation, and analytical review procedures were performed, these controls were not designed or operating at a level of precision sufficient to evidence the timely detection of potentially material journal entry errors. This material weakness did not result in any identified misstatements of the Company’s consolidated financial statements.
Management's Remediation Initiatives
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
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.     Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2025, includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the three months ended March 31, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 15, 2026

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jae Chung
Jae Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)