Form 10-Q
period 2026-06-30
FGI Industries Ltd.
filed 2026-08-14
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of Ordinary Shares outstanding on August 10, 2026 was 1,931,271.

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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,421,058	$1,899,801
Accounts receivable, net	15,479,104	13,847,762
Inventories, net	12,044,099	15,292,742
Prepayments and other current assets	3,623,798	3,228,259
Prepayments and other receivables – related parties	15,937,253	17,274,859
Total current assets	51,505,312	51,543,423

NONCURRENT ASSETS
Property and equipment, net	3,662,418	3,853,864
Intangible assets, net	1,608,103	1,733,616
Operating lease right-of-use assets, net	9,908,253	11,031,892
Deferred tax assets, net	204,184	211,581
Other noncurrent assets	918,861	1,163,205
Total noncurrent assets	16,301,819	17,994,158
Total assets	$67,807,131	$69,537,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$13,034,989	$11,868,828
Accounts payable	22,935,373	24,687,900
Accounts payable – related parties	54,536	49,855
Operating lease liabilities – current	1,737,632	1,700,936
Accrued expenses and other current liabilities	6,071,610	5,607,405
Total current liabilities	43,834,140	43,914,924

NONCURRENT LIABILITIES
Operating lease liabilities – noncurrent	8,908,217	10,012,616
Total liabilities	52,742,357	53,927,540

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Ordinary shares ($0.0005 par value, 40,000,000 shares authorized, 1,931,271 and 1,920,140 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	966	960
Additional paid-in capital	21,619,076	21,612,226
Accumulated deficit	(2,600,387)	(2,927,091)
Accumulated other comprehensive loss	(1,938,566)	(1,402,946)
FGI Industries Ltd. shareholders’ equity	17,081,089	17,283,149
Non-controlling interests	(2,016,315)	(1,673,108)
Total shareholders’ equity	15,064,774	15,610,041
Total liabilities and shareholders’ equity	$67,807,131	$69,537,581
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue	$31,885,552	$30,998,260	$62,387,012	$64,210,808

Cost of revenue	21,223,160	22,291,653	43,563,929	46,603,943

Gross profit	10,662,392	8,706,607	18,823,083	17,606,865

Operating expenses
Selling and distribution	5,978,039	6,209,728	12,193,296	13,372,906
General and administrative	2,877,453	2,844,715	5,231,686	5,545,928
Research and development	406,316	484,502	688,926	801,228
Total operating expenses	9,261,808	9,538,945	18,113,908	19,720,062

Income (loss) from operations	1,400,584	(832,338)	709,175	(2,113,197)

Other income (expenses)
Interest income	1,694	1,688	2,569	2,129
Interest expense	(449,751)	(282,191)	(804,653)	(584,951)
Other income (expenses), net	315,334	(466,200)	242,283	(438,109)
Total other expenses, net	(132,723)	(746,703)	(559,801)	(1,020,931)

Income (loss) before income taxes	1,267,861	(1,579,041)	149,374	(3,134,128)

Total provision for (benefit of) income taxes	141,199	(214,576)	165,877	(954,106)

Net income (loss)	1,126,662	(1,364,465)	(16,503)	(2,180,022)
Less: net loss attributable to non-controlling shareholders	(169,447)	(132,941)	(343,207)	(319,406)
Net income (loss) attributable to FGI Industries Ltd. shareholders	1,296,109	(1,231,524)	326,704	(1,860,616)

Other comprehensive (loss) income
Foreign currency translation adjustment	(499,569)	603,035	(535,620)	689,467

Comprehensive income (loss)	627,093	(761,430)	(552,123)	(1,490,555)
Less: comprehensive loss attributable to non-controlling shareholders	(169,447)	(132,941)	(343,207)	(319,406)
Comprehensive income (loss) attributable to FGI Industries Ltd. shareholders	$796,540	$(628,489)	$(208,916)	$(1,171,149)

Weighted average number of ordinary shares(1)
Basic	1,930,144	1,918,248	1,925,408	1,917,029
Diluted	2,008,306	1,918,248	1,970,423	1,917,029

Earnings (loss) per share
Basic	$0.67	$(0.64)	$0.17	$(0.97)
Diluted	$0.65	$(0.64)	$0.17	$(0.97)
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	1,920,140	$960	$21,612,226	$(2,927,091)	$(1,402,946)	$(1,673,108)	$15,610,041
Share-based compensation	7,186	4	(116,398)	—	—	—	(116,394)
Net loss	—	—	—	(969,405)	—	(173,760)	(1,143,165)
Foreign currency translation adjustments	—	—	—	—	(36,051)	—	(36,051)
Balance at March 31, 2026	1,927,326	$964	$21,495,828	$(3,896,496)	$(1,438,997)	$(1,846,868)	$14,314,431
Share-based compensation	3,945	2	123,248	—	—	—	123,250
Net income (loss)	—	—	—	1,296,109	—	(169,447)	1,126,662
Foreign currency translation adjustments	—	—	—	—	(499,569)	—	(499,569)
Balance at June 30, 2026	1,931,271	$966	$21,619,076	$(2,600,387)	$(1,938,566)	$(2,016,315)	$15,064,774

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	1,912,783	$956	$21,279,047	$3,212,435	$(2,239,560)	$(687,228)	$21,565,650
Share-based compensation	5,118	3	76,303	—	—	—	76,306
Net loss	—	—	—	(629,092)	—	(186,465)	(815,557)
Foreign currency translation adjustments	—	—	—	—	86,432	—	86,432
Balance at March 31, 2025	1,917,901	$959	$21,355,350	$2,583,343	$(2,153,128)	$(873,693)	$20,912,831
Share-based compensation	410	—	124,623	—	—	—	124,623
Net loss	—	—	—	(1,231,524)	—	(132,941)	(1,364,465)
Foreign currency translation adjustments	—	—	—	—	603,035	—	603,035
Balance at June 30, 2025	1,918,311	$959	$21,479,973	$1,351,819	$(1,550,093)	$(1,006,634)	$20,276,024
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,503)	$(2,180,022)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	355,152	311,218
Amortization	1,059,021	1,138,345
Share-based compensation	6,856	200,929
Provision for credit losses	17,441	75,359
Provision for defective return	488,492	51,900
Foreign exchange transaction loss (gain)	(270,219)	383,579
Deferred income tax expense (benefit)	7,397	(1,002,613)
Changes in operating assets and liabilities
Accounts receivable	(2,137,275)	4,461,914
Inventories	3,248,644	1,277,386
Prepayments and other current assets	(548,358)	(333,999)
Prepayments and other receivables – related parties	1,337,605	(3,798,705)
Other noncurrent assets	244,344	287,874
Income taxes	152,819	28,182
Accounts payable	(1,752,528)	2,097,761
Accounts payable – related parties	4,681	(691,003)
Operating lease liabilities	(845,818)	(920,707)
Accrued expenses and other current liabilities	464,206	(1,191,731)
Net cash provided by operating activities	1,815,957	195,667

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(169,941)	(555,954)
Purchase of intangible assets	(5,458)	(75,196)
Net cash used in investing activities	(175,399)	(631,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facilities	56,291,162	31,157,739
Repayments of credit facilities	(55,125,001)	(33,101,606)
Net cash provided by (used in) financing activities	1,166,161	(1,943,867)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(285,462)	340,307

NET CHANGES IN CASH	2,521,257	(2,039,043)
CASH, BEGINNING OF PERIOD	1,899,801	4,558,160
CASH, END OF PERIOD	$4,421,058	$2,519,117

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(725,551)	$(589,676)
Cash paid during the period for income taxes	$(5,818)	$(22,153)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$21,879	$1,133,514
Derecognition of right-of-use asset and lease liability upon early termination	$—	$(1,251,111)
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
The accompanying unaudited condensed consolidated financial statements reflect the activities of FGI and each of the following entities as described below:

Name	Background	Ownership
FGI Industries Inc. (“FGI Industries”, formerly named Foremost Groups, Inc.)	•A New Jersey corporation •Incorporated on January 5, 1988 •Sales and distribution in the United States	100% owned by FGI
FGI Europe Investment Limited (“FGI Europe”)	•A British Virgin Islands holding company •Incorporated on January 1, 2007	100% owned by FGI
FGI International, Limited (“FGI HK”)	•A Hong Kong company •Incorporated on June 2, 2021 •Sales, sourcing and product development	100% owned by FGI
FGI Canada Ltd. (“FGI Canada”)	•A Canadian company •Incorporated on October 17, 1997 •Sales and distribution in Canada	100% owned by FGI Industries Inc.
FGI Germany GmbH & Co. KG (“FGI Germany”)	•A German company •Incorporated on January 24, 2013 •Sales and distribution in Germany	100% owned by FGI Europe Investment Limited
FGI China, Ltd. (“FGI China”)	•A PRC limited liability company •Incorporated on August 19, 2021 •Sourcing and product development	100% owned by FGI International, Limited
FGI United Kingdom Ltd (“FGI UK”)	•A UK company •Incorporated on December 10, 2021 •Sales and distribution in UK	100% owned by FGI Europe Investment Limited
FGI Australasia Pty Ltd (“FGI AU”)	•An Australian company •Incorporated on September 8, 2022 •Sales and distribution in Australia •Dissolved in 2025	100% owned by FGI
Covered Bridge Cabinetry Manufacturing Co., Ltd (“CBM”)	•A Cambodian company •Incorporated on April 21, 2022 •Manufacturing in Cambodia	100% owned by FGI
Isla Porter LLC (“Isla Porter”)	•A New Jersey company •Formed on June 2, 2023 •Sales and distribution in the United States	60% owned by FGI Industries Inc.
FGI Industries India Private Limited (“FGI India”)	•An Indian company •Incorporated on June 11, 2024 •Sales and distribution in India	100% owned by FGI

Note 2 — Summary of significant accounting policies
Liquidity
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $16,503 and net cash provided by operating activities of $1.8 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had approximately $4.4 million in cash and had $13.0 million outstanding balance under its credit facilities, which were used primarily for working capital purposes.
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
Basis of presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.
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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. The results of operations and the cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in the unaudited condensed consolidated statements of changes in shareholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.7968 and 6.9835 as of June 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.4198 and 1.3690 as of June 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8765 and 0.8500 as of June 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 94.4913 and 89.8354 as of June 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
Reclassification
Certain amounts in the prior year have been reclassified to conform to the current period presentation. In particular, reclassifications were made within the financing activities section of the unaudited condensed consolidated statements of cash flows. These reclassifications did not have any impact on the previously reported condensed consolidated balance sheets or the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of June 30, 2026 or December 31, 2025.
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
Inventories, net
Inventories are stated at the lower of cost and net realizable value. Cost consists of purchase price and related shipping and handling expenses, and is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. The Company records reserves for slow-moving, excess, or obsolete inventory based on historical experience, current inventory levels, forecasted demand, and market conditions. Management reviews this provision quarterly to assess whether, based on economic conditions, it is adequate. Inventory, net consisted of finished goods as of June 30, 2026 and December 31, 2025.
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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.
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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue by product line
Sanitaryware	$19,141,529	$18,082,905	$35,267,898	$38,242,757
Bath Furniture	3,498,036	4,138,223	8,044,183	8,238,605
Shower System	6,027,171	5,230,862	12,507,473	10,917,179
Others	3,218,816	3,546,270	6,567,458	6,812,267
Total	$31,885,552	$30,998,260	$62,387,012	$64,210,808

	Total Revenue				Total Assets
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of June 30,	As of December 31,
	2026	2025	2026	2025	2026	2025
	USD	USD	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$21,620,872	$17,970,861	$41,532,016	$39,139,233	$46,896,342	$46,087,727
Canada	6,617,497	8,768,471	12,714,583	16,952,614	11,217,749	12,686,259
Europe	2,872,183	3,636,110	6,454,256	6,741,104	2,145,799	2,393,191
Rest of World	775,000	622,818	1,686,157	1,377,857	7,547,241	8,370,404
Total	$31,885,552	$30,998,260	$62,387,012	$64,210,808	$67,807,131	$69,537,581
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations and comprehensive income (loss). For the three months ended June 30, 2026 and 2025, shipping and handling expense was $382,603 and $342,981, respectively. For the six months ended June 30, 2026 and 2025, shipping and handling expense was $758,276 and $699,135, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $123,250 and $124,623 for the three months ended

June 30, 2026 and 2025, respectively, and $6,856 and $200,929 for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the tax years ended December 31, 2022 through December 31, 2024 for FGI Industries remain open for statutory examination by tax authority.
The Company records the tax effects of Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI) related to our foreign operations as a component of income tax expense in the period in which the tax arises.
Non-controlling interests
The Company’s non-controlling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiary, including 40% in Isla Porter LLC. The non-controlling interests are presented in the unaudited consolidated balance sheets, separate from equity attributable to the shareholders of the Company. Non-controlling interests in the results of operations of the Company are presented on the unaudited condensed consolidated statements of operations and comprehensive income (loss) as allocations of the net income or loss for the period between non-controlling shareholders and the shareholders of the Company.
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
Earnings (loss) per share
The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260 – Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential ordinary shares as if they had been converted at the beginning of the periods presented, or issuance date, if later. Dilutive potential ordinary shares include convertible securities, which are assumed to be converted at the beginning of the period, and RSUs and stock options, the dilutive effect of which is calculated using the treasury stock method. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Numerator:
Net income (loss) attributable to FGI Industries Ltd. shareholders	$1,296,109	$(1,231,524)	$326,704	$(1,860,616)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	1,930,144	1,918,248	1,925,408	1,917,029
Potentially dilutive shares from outstanding options/RSUs	78,162	—	45,015	—
Weighted-average number of ordinary shares outstanding — diluted	2,008,306	1,918,248	1,970,423	1,917,029

Earnings (loss) per share — basic	$0.67	$(0.64)	$0.17	$(0.97)
Earnings (loss) per share — diluted	$0.65	$(0.64)	$0.17	$(0.97)
Segment reporting
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.
Recently adopted accounting standards
In July 2025, the FASB released ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This update introduces a practical expedient permitting entities to assume that the economic conditions existing at the balance sheet date will remain unchanged throughout the remaining life of the asset when calculating expected credit losses for current accounts receivable and contract assets. The Company adopted the new guidance prospectively beginning January 1, 2026 which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. Accordingly, beginning January 1, 2026, the Company's estimate of expected credit losses for current accounts receivable is based on the delinquency status of those uncollected balances as of the reporting date. The Company calculates the expected credit loss rate by applying the historical loss rate. The adoption of this ASU did not have a significant impact on its financial position or results of operations.
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
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	USD	USD

Accounts receivable	$17,179,577	$15,058,692
Allowance for credit losses	(204,662)	(203,611)
Accrued defective return and discount	(1,495,811)	(1,007,319)
Accounts receivable, net	$15,479,104	$13,847,762
Movements of allowance for credit losses are as follows:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
	USD	USD

Beginning balance	$203,611	$191,821
Provision	17,441	75,359
Write-off	(16,390)	(10,353)
Ending balance	$204,662	$256,827
Movements of accrued defective return and discount accounts are as follows:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
	USD	USD

Beginning balance	$1,007,319	$1,001,927
Provision	488,492	51,900
Ending balance	$1,495,811	$1,053,827
Note 4 — Prepayments and other current assets
Prepayments and other assets consisted of the following:

	As of June 30, 2026	As of December 31, 2025
	USD	USD

Prepayments	$2,503,589	$1,927,401
Others	1,120,209	1,300,858
Total prepayments and other current assets	$3,623,798	$3,228,259

Note 5 — Property and equipment, net
Property and equipment, net consist of the following:

	As of June 30, 2026	As of December 31, 2025
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,411,864	2,387,353
Machinery and equipment	4,025,253	3,954,055
Furniture and fixtures	280,558	281,498
Vehicles	147,912	147,912
Molds	26,377	26,377
Construction-in-progress	42,000	—
Subtotal	7,880,030	7,743,261
Less: accumulated depreciation	(4,217,612)	(3,889,397)
Total	$3,662,418	$3,853,864
Depreciation expenses amounted to $178,024 and $163,931 for the three months ended June 30, 2026 and 2025 respectively, and $355,152 and $311,218 for the six months ended June 30, 2026 and 2025, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Note 6 — Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average amortization period (years)	As of June 30, 2026	As of December 31, 2025
		USD	USD

Software	9.7	$2,073,518	$2,089,909
Accumulated amortization		(465,415)	(356,293)
Intangible assets, net		$1,608,103	$1,733,616
Amortization expenses amounted to $57,981 and $31,959 for the three months ended June 30, 2026 and 2025, respectively, and $114,849 and $83,690 for the six months ended June 30, 2026 and 2025, respectively, which were included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
As of June 30, 2026, future amortization was as follows:

For the 12 months ending June 30,
2027	$225,831
2028	217,031
2029	199,432
2030	199,432
2031	199,432
Thereafter	566,945
Total future amortization	$1,608,103

Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. Total lease expenses were $619,377 and $625,743 for the three months ended June 30, 2026 and 2025, respectively, and $1,253,167 and $1,296,358 for the six months ended June 30, 2026 and 2025, respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of June 30, 2026	As of December 31, 2025
	USD	USD

Operating lease right-of-use assets	$9,908,253	$11,031,892
Operating lease liabilities – current	$1,737,632	$1,700,936
Operating lease liabilities – noncurrent	8,908,217	10,012,616
Total operating lease liabilities	$10,645,849	$11,713,552
Information relating to the lease term and discount rate are as follows:

	As of June 30, 2026	As of December 31, 2025

Weighted-average remaining lease term
Operating leases	8.2 years	8.5 years
Weighted-average discount rate
Operating leases	5.9%	5.9%
As of June 30, 2026, the maturities of operating lease liabilities were as follows:

For the 12 months ending June 30,
2027	$2,320,360
2028	2,376,157
2029	2,172,004
2030	1,140,432
2031	1,168,727
Thereafter	3,971,375
Total lease payments	13,149,055
Less: imputed interest	(2,503,206)
Present value of lease liabilities	$10,645,849
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

The Credit Agreement contains financial covenants that require FGI Industries to maintain aggregate year to date EBITDA figures (defined as earnings before interest, taxes, depreciation and amortization) on a consolidated and unconsolidated basis, tested monthly, of up to $1.6 million and $1.4 million, respectively, as well as maintain certain limits on intercompany loans and affiliate transactions. As of June 30, 2026, FGI Industries was in compliance with these financial covenants.
The loan bears interest at a variable rate based on the Prime Rate (as quoted by the Wall Street Journal) plus a margin between 0% and 1.5% based on the Company’s trailing twelve month EBITDA (subject to a minimum rate of 4.500% per annum).
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $9.1 million and $8.1 million as of June 30, 2026 and December 31, 2025, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.3 million as of June 30, 2026). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2026, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $2.5 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 basis points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Mr. Liang Chou Chen. Borrowings under this line of credit amounted to $1.4 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively.
Weighted average interest rate for the aforementioned credit facilities was 7.38% and 6.23% as of June 30, 2026 and December 31, 2025, respectively.
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
On October 7, 2021, the board approved the adoption of the FGI Industries Ltd. Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on October 7, 2021, and became effective on the effective date of the Company’s consummation of the IPO of its ordinary shares. The ESPP offers eligible employees the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions that will be applied towards the purchase of ordinary shares at a discount from the then-current market price. As of June 30, 2026, no shares were issued under the ESPP.
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
The following table summarizes the Company's share option and RSU activity for the six months ended June 30, 2026:

	Share Options					RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Number of RSUs	Weighted Average Grant Date Fair Value
		USD	USD	Years	USD		USD
Beginning of period	336,996	$6.32	$3.72			272,234	$8.34
Granted	134,612	$3.85	$3.80			179,347	$3.85
Canceled	(174,649)	$4.05	$2.93			(22,796)	$10.40
Exercised or released	—					(6,583)	$4.05
End of period	296,959	$6.53	$4.22	8.25	$116,069	422,202	$6.45
Vested and exercisable	131,542	$9.90	$5.05	6.64	$23,675
Total fair value of options awarded was $511,200 and $572,745 for the six months ended June 30, 2026 and 2025, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the six months ended June 30, 2026 and 2025. The assumptions used to value the options granted to employees were as follows:

	April 2026	April 2025	March 2025

Risk-free interest rate (%)	4.01	4.24	4.05
Expected volatility range (%)	197.87	83.92	82.15
Fair market value per ordinary share as at grant dates	$3.85	$2.45	$4.05
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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Selling and distribution expenses	$11,191	$23,701	$28,759	$53,455
General and administrative expenses	112,059	100,922	(21,903)	147,474
Total share-based compensation expenses	$123,250	$124,623	$6,856	$200,929
As of June 30, 2026, there was $1,218,325 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.65 years.
Note 11 — Income taxes
Our effective tax rate was 11.1% and 13.6% for the three months ended June 30, 2026 and 2025, respectively, and was 111.0% and 30.4% for the six months ended June 30, 2026 and 2025, respectively.
The elevated effective tax rate for the six months ended June 30, 2026 is primarily driven by the recognition of a valuation allowance against deferred tax assets in certain loss-making jurisdictions. Because the Company operates across multiple jurisdictions, losses in entities subject to valuation allowances are offset at the consolidated level by income earned elsewhere, resulting in a tax provision applied against a near-breakeven consolidated pre-tax income. This dynamic is the principal cause of the disproportionately high effective tax rate relative to the U.S. federal statutory rate of 21%.

Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2026	2025	2026	2025
			USD	USD	USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$774,720	$624,675	$1,685,876	$1,360,236
			$774,720	$624,675	$1,685,876	$1,360,236
Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2026	2025	2026	2025
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$1,121,188	$1,846,438	$2,422,173	$3,349,172
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	1,495,953	1,310,711	2,451,356	2,654,821
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	56,466	55,185	98,754	204,807
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchases	—	11,759	—	11,759
			$2,673,607	$3,224,093	$4,972,283	$6,220,559

The ending balances of such transactions as of June 30, 2026 and December 31, 2025 are listed of the following:
Prepayments, other receivables and payables — related parties

Name of Related Party	Relationship	Nature of Transactions	As of June 30, 2026	As of December 31, 2025
			USD	USD

Focal Capital Holding Limited	An entity under common control	Purchases	$1,696,133	$4,118,054
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	11,801,505	9,978,936
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	3,223,625	3,621,746
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(309,322)	(370,368)
Focal Capital Holding Limited	An entity under common control	Miscellaneous expenses	(2,845)	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Miscellaneous expenses	(471,843)	(73,509)
			$15,937,253	$17,274,859
Accounts Payables — related parties

Name of Related Party	As of June 30, 2026	As of December 31, 2025
	USD	USD

Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$54,536	$49,855
	$54,536	$49,855
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $122,621 and $172,573 for the three months ended June 30, 2026 and 2025, respectively, and $267,426 and $343,536 for the six months ended June 30, 2026 and 2025, respectively, which were recorded under selling and distribution expenses and general and administration expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $66,863 and $72,875 for the three months ended June 30, 2026 and 2025, respectively, and $141,472 and $133,571 for the six months ended June 30, 2026 and 2025, respectively.
Loan guarantee by a related party
Mr. Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder, is a guarantor of the loans under the CTBC Credit Line and, together with his wife, Ms. Han Ping Chen, is a guarantor under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of June 30, 2026, a cash balance of USD2,651,697 was maintained at financial institutions in the United States, of which USD2,148,890 was subject to credit risk. The Canadian Deposit Insurance Corporation pays compensation up to a limit of CAD100,000 (approximately USD70,433) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2026, a cash balance of CAD327,220 (USD230,469) was maintained at financial institutions in Canada, of which CAD227,220 (USD160,036) was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of TWD3,000,000 (approximately USD94,221) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2026, an aggregated cash balance of USD972,640 was maintained at financial institutions in Taiwan, of which USD603,315 was subject to credit risk. As of June 30, 2026, cash balance of USD199,897 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD114,090) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2026, cash balance of EUR266,033 (USD303,517) was maintained at financial institutions in Europe, of which EUR144,465 (USD164,821) was subject to credit risk. The Reserve Bank of India pays compensation up to a limit of INR500,000 (approximately USD5,292) if the bank with which an individual/a company holds its eligible deposit fails. As of June 30, 2026, cash balance of INR1,404,308 (USD14,862) was maintained at financial institutions in India, of which INR904,308 (USD9,570) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended June 30, 2026, four customers accounted for 15.6%, 14.2%, 12.4% and 10.7% of the Company’s total revenue, respectively. For the three months ended June 30, 2025, two customers accounted for 13.3% and 12.3% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2026 and 2025.
For the six months ended June 30, 2026, four customers accounted for 15.0%, 12.7%, 12.2% and 11.1% of the Company’s total revenue, respectively. For the six months ended June 30, 2025, two customers accounted for 15.1% and 13.9% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2026 and 2025.
As of June 30, 2026, three customers accounted for 27.0%, 18.3% and 11.6% of the total balance of accounts receivable, respectively. As of December 31, 2025, four customers accounted for 21.1%, 15.3%, 13.8% and 11.8% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2026 and December 31, 2025.
Vendor concentration risk
For the three months ended June 30, 2026, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 53.6% of the Company’s total purchases. For the three months ended June 30, 2025, Huida accounted for 51.0% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended June 30, 2026 and 2025.
For the six months ended June 30, 2026, Huida accounted for 50.7% of the Company’s total purchases. For the six months ended June 30, 2025, Huida and another vendor accounted for 56.5% and 10.1% of the Company’s total purchases, respectively. No other supplier accounted for more than 10% of the Company’s total purchases for the six months ended June 30, 2026 and 2025.
As of June 30, 2026, Huida accounted for 75.1% of the total balance of accounts payable. As of December 31, 2025, Huida accounted for 83.3% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of June 30, 2026 and December 31, 2025.

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
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue	$31,885,552	$30,998,260	$62,387,012	$64,210,808
Less:
Cost of revenue	21,223,160	22,291,653	43,563,929	46,603,943
Selling and distribution expenses	5,978,039	6,209,728	12,193,296	13,372,906
General and administrative expenses	2,877,453	2,844,715	5,231,686	5,545,928
Research and development expenses	406,316	484,502	688,926	801,228
Other segment items(1)	132,723	746,703	559,801	1,020,931
Provision for (benefit of) income taxes	141,199	(214,576)	165,877	(954,106)
Segment net income (loss)	1,126,662	(1,364,465)	(16,503)	(2,180,022)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$1,126,662	$(1,364,465)	$(16,503)	$(2,180,022)
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
•Enhanced margin performance. Our focus on higher-margin products has continued to deliver results, with gross margins reaching 30.2% for the six months ended June 30, 2026, 27.0% in 2025 and 26.9% in 2024, a significant rise from 19.5% in 2022. This positive trajectory in margins reflects our commitment to optimizing our product mix and operational efficiency, as well as the benefit of certain cost recoveries, despite recent headwinds from tariffs. Looking ahead, we anticipate gross margins to remain in line with the levels achieved in 2025 and 2024.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total financial resources of $7.9 million as of June 30, 2026, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
Tariff Developments
Our business was significantly impacted by the changes in the U.S. tariff regime in 2025 and related responses from foreign jurisdictions. We seek to offset tariffs and other costs through pricing, savings, sourcing changes and other measures, but demand could decline if consumer confidence weakens or the prices of our products increase. In February 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. These global tariffs were recently invalidated by a US Court of International Trade ruling, but the government has filed a notice of appeal. During the three months ended June 30, 2026, the Company received approximately $2.7 million in refunds of IEEPA tariffs previously paid, which was recognized as a reduction to cost of revenue in the current period. In July 2026, the global tariff under Section 122 expired and was replaced by new tariffs generally ranging from 10% to 12.5% under Section 301. Several legal challenges to these new tariffs have been implemented. It remains uncertain what impact the ongoing legal and regulatory developments will have on our future financial results, including the availability of any additional refunds of amounts previously paid, any fluctuations in the level of replacement tariffs imposed, or the addition of any new tariffs through other means.
Supply Chain Operations
As part of our ongoing efforts to diversity our supply chain and manage expenses, we are currently working on initiatives to optimize our warehouse operations and global sourcing strategy. We are in the process of onboarding several suppliers in new jurisdictions in order to diversify our supply chain. As part of these efforts, we have been making several adjustments to our warehouse operations across multiple locations and expect to begin operations at a new warehouse in Texas to support distributions in the southern United States. These initiatives, if successful, are expected to deliver cost savings through reduced freight costs and shipping times for our North American operations.
Results of Operations
The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Six Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percentage
			USD	%
Revenue	$31,885,552	$30,998,260	$887,292	2.9
Cost of revenue	21,223,160	22,291,653	(1,068,493)	(4.8)
Gross profit	10,662,392	8,706,607	1,955,785	22.5
Selling and distribution expenses	5,978,039	6,209,728	(231,689)	(3.7)
General and administrative expenses	2,877,453	2,844,715	32,738	1.2
Research and development expenses	406,316	484,502	(78,186)	(16.1)
Income (loss) from operations	1,400,584	(832,338)	2,232,922	(268.3)
Operating margins (%)	4.4	(2.7)	710	bps
Total other expenses, net	(132,723)	(746,703)	613,980	(82.2)
Provision for (benefit of) income taxes	141,199	(214,576)	355,775	(165.8)
Net income (loss)	1,126,662	(1,364,465)	2,491,127	(182.6)
Net income (loss) attributable to FGI Industries Ltd. shareholders	1,296,109	(1,231,524)	2,527,633	(205.2)
Adjusted income (loss) from operations(1)	1,400,584	(832,338)	2,232,922	(268.3)
Adjusted operating margins (%)(1)	4.4	(2.7)	710	bps
Adjusted net income (loss) attributable to FGI Industries Ltd. shareholders(1)	$1,209,093	$(1,161,873)	$2,370,966	(204.1)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
	USD	USD	USD	%
Revenue	$62,387,012	$64,210,808	$(1,823,796)	(2.8)
Cost of revenue	43,563,929	46,603,943	(3,040,014)	(6.5)
Gross profit	18,823,083	17,606,865	1,216,218	6.9
Selling and distribution expenses	12,193,296	13,372,906	(1,179,610)	(8.8)
General and administrative expenses	5,231,686	5,545,928	(314,242)	(5.7)
Research and development expenses	688,926	801,228	(112,302)	(14.0)
Loss from operations	709,175	(2,113,197)	2,822,372	(133.6)
Operating margins (%)	1.1	(3.3)	440	bps
Total other expenses, net	(559,801)	(1,020,931)	461,130	(45.2)
Provision for (benefit of) income taxes	165,877	(954,106)	1,119,983	(117.4)
Net loss	(16,503)	(2,180,022)	2,163,519	(99.2)
Net income (loss) attributable to FGI Industries Ltd. shareholders	326,704	(1,860,616)	2,187,320	(117.6)
Adjusted income (loss) from operations(1)	709,175	(2,093,291)	2,802,466	(133.9)
Adjusted operating margins (%)(1)	1.1	(3.3)	440	bps
Adjusted net income (loss) attributable to FGI Industries Ltd. shareholders(1)	$465,694	$(2,234,256)	$2,699,950	(120.8)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
For the three months ended June 30, 2026, our revenue increased by $0.9 million, or 2.9%, to $31.9 million from $31.0 million for the same period last year. The increase was primarily driven by growth in sanitaryware and shower system sales, which increased by 5.9% and 15.2%, respectively, partially offset by a 15.5% decline in bath furniture sales.
For the six months ended June 30, 2026, our revenue decreased by $1.8 million, or 2.8%, to $62.4 million from $64.2 million for the same period last year. The decrease was primarily driven by a 7.8% decline in sanitaryware sales, partially offset by a 14.6% increase in shower system sales reflecting the continued traction of our recently launched programs.
Revenue categories by product are summarized as follow:

	For the Three Months Ended June 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$19,141,529	60.0	$18,082,905	58.3	5.9
Bath Furniture	3,498,036	11.0	4,138,223	13.3	(15.5)
Shower System	6,027,171	18.9	5,230,862	16.9	15.2
Others	3,218,816	10.1	3,546,270	11.5	(9.2)
Total	$31,885,552	100.0	$30,998,260	100.0	2.9

	For the Six Months Ended June 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$35,267,898	56.5	$38,242,757	59.6	(7.8)
Bath Furniture	8,044,183	12.9	8,238,605	12.8	(2.4)
Shower System	12,507,473	20.0	10,917,179	17.0	14.6
Others	6,567,458	10.6	6,812,267	10.6	(3.6)
Total	$62,387,012	100.0	$64,210,808	100.0	(2.8)
Sanitaryware is our largest product category, accounting for 60.0% and 56.5% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 58.3% and 59.6% for the comparable periods of 2025. For the three months ended June 30, 2026, sanitaryware revenue increased by 5.9% to $19.1 million from $18.1 million for the same period of 2025. For the six months ended June 30, 2026, sanitaryware revenue decreased by 7.8% to $35.3 million from $38.2 million for the same period of 2025. The three-month increase was primarily attributable to the comparison against a weaker prior year period, during which customer demand was dampened by uncertainty surrounding U.S. tariff policy. The six-month decline reflects the broader softness in sanitaryware demand. Despite the year-to-date decline, sanitaryware continued to represent the majority of our revenue, and we remain focused on sustaining its performance as we further diversify our product portfolio.
Bath furniture accounted for 11.0% and 12.9% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 13.3% and 12.8% for the comparable periods of 2025. For the three months ended June 30, 2026, bath furniture sales decreased by 15.5% to $3.5 million from $4.1 million for the same period of 2025. For the six months ended June 30, 2026, bath furniture sales decreased by 2.4% to $8.0 million from $8.2 million for the same period of 2025. The declines across both periods reflect the current demand environment as well as the impact of tariff-related uncertainty on customer purchasing decisions.
Shower systems accounted for 18.9% and 20.0% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 16.9% and 17.0% for the comparable periods of 2025. For the three months ended June 30, 2026, shower system revenue increased by 15.2% to $6.0 million from $5.2 million for the same period of 2025. For the six months ended June 30, 2026, shower system revenue increased by 14.6% to $12.5 million from $10.9 million for the same period of 2025. The growth across both periods was primarily driven by our recently launched shower system programs, which have gained commercial traction and contributed to shower systems' increasing share of total revenue. We anticipate these programs will continue to be a positive driver going forward, though demand may remain subject to uncertainty in the current macroeconomic environment.
Other revenue, which primarily consists of custom kitchen cabinetry sales from our Covered Bridge business, accounted for 10.1% and 10.6% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 11.5% and 10.6% for the comparable periods of 2025. For the three months ended June 30, 2026, other revenue decreased by 9.2% to $3.2 million from $3.5 million for the same period of 2025. For the six months ended June 30, 2026, other revenue decreased by 3.6% to $6.6 million from $6.8 million for the same period of 2025. The declines across both periods reflect softer sales across the category.
Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended June 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
United States	$21,620,872	67.8	$17,970,861	58.0	20.3
Canada	6,617,497	20.8	8,768,471	28.3	(24.5)
Europe	2,872,183	9.0	3,636,110	11.7	(21.0)
Rest of World	775,000	2.4	622,818	2.0	24.4
Total	$31,885,552	100.0	$30,998,260	100.0	2.9

	For the Six Months Ended June 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
United States	$41,532,016	66.6	$39,139,233	61.0	6.1
Canada	12,714,583	20.4	16,952,614	26.4	(25.0)
Europe	6,454,256	10.3	6,741,104	10.5	(4.3)
Rest of World	1,686,157	2.7	1,377,857	2.1	22.4
Total	$62,387,012	100.0	$64,210,808	100.0	(2.8)
The United States is our largest market, accounting for 67.8% and 66.6% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 58.0% and 61.0% for the comparable periods of 2025. For the three months ended June 30, 2026, U.S. revenue increased by 20.3% to $21.6 million from $18.0 million for the same period of 2025. The three-month increase was primarily attributable to the comparison against a weaker prior year period, during which customer demand was dampened by tariff-related uncertainty. For the six months ended June 30, 2026, U.S. revenue increased by 6.1% to $41.5 million from $39.1 million for the same period of 2025. The six-month increase reflects a strong recovery in the second quarter that more than offset softer sales in the first quarter.
Canada is our second largest market, accounting for 20.8% and 20.4% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 28.3% and 26.4% for the comparable periods of 2025. For the three months ended June 30, 2026, Canadian revenue decreased by 24.5% to $6.6 million from $8.8 million for the same period of 2025. For the six months ended June 30, 2026, Canadian revenue decreased by 25.0% to $12.7 million from $17.0 million for the same period of 2025. The declines across both periods reflect softer sales across the Canadian market.
Europe, which consists primarily of sales in Germany, accounted for 9.0% and 10.3% of our total revenue for the three and six months ended June 30, 2026, respectively, compared to 11.7% and 10.5% for the comparable periods of 2025. For the three months ended June 30, 2026, European revenue decreased by 21.0% to $2.9 million from $3.6 million for the same period of 2025. For the six months ended June 30, 2026, European revenue decreased by 4.3% to $6.5 million from $6.7 million for the same period of 2025. The declines across both periods were driven by lower sales volumes in the European market.
Gross Profit
Gross profit was $10.7 million and $18.8 million for the three and six months ended June 30, 2026, representing increases of 22.5% and 6.9% compared to the same periods of 2025, respectively. Gross profit margin was 33.4% and 30.2% for the three and six months ended June 30, 2026, compared to 28.1% and 27.4% for the comparable periods of 2025, representing improvements of 530 and 280 basis points, respectively. The margin expansion across both periods was driven by a favorable product mix shift toward higher-margin categories, ongoing cost control initiatives, and the benefit of certain trade-related cost recoveries, partially offset by the impact of tariff-related headwinds on imported goods.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commissions, and freight and leasing charges. Our selling and distribution expenses decreased by $0.2 million, or 3.7%, to $6.0 million for the three months ended June 30, 2026, from $6.2 million for the same period of 2025, and decreased by $1.2 million, or 8.8%, to $12.2 million for the six months ended June 30, 2026, from $13.4 million for the same period of 2025. The decreases across both periods were largely attributable to actions taken to optimize our facility footprint and reduce ongoing overhead costs.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses remained relatively consistent at $2.9 million for the three months ended June 30, 2026, compared to $2.8 million for the same period of 2025, and decreased by $0.3 million, or 5.7%, to $5.2 million for the six months ended June 30, 2026, from $5.5 million for the same period of 2025, reflecting our ongoing efforts to optimize operations and reduce overall operating expenses.
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
Provision for Income Taxes
We recorded an income tax expense of $0.1 million and an income tax benefit of $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $0.2 million for the six months ended June 30, 2026, compared to an income tax benefit of $1.0 million for the six months ended June 30, 2025.

Our effective tax rate was 11.1% and 111.0% for the three and six months ended June 30, 2026, respectively, compared to 13.6% and 30.4% for the comparable periods of 2025. The elevated effective tax rate for the six-month period is primarily attributable to the recognition of a valuation allowance against deferred tax assets in certain loss-making jurisdictions, whose losses are offset at the consolidated level by income earned in other jurisdictions. Any sustained positive performance in future periods will be evaluated in accordance with applicable accounting guidance to determine the appropriate level of valuation allowance.
Net Loss
We reported net income of $1.1 million for the three months ended June 30, 2026, compared to a net loss of $1.4 million for the same period of 2025. For the six months ended June 30, 2026, net loss was negligible, compared to a net loss of $2.2 million for the same period of 2025. The improvements across both periods reflect the combination of the factors discussed above, including gross margin expansion, disciplined cost management, and the benefit of certain cost recoveries.
Liquidity and Capital Resources
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $0.0 million and net cash provided by operating activities of $1.8 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had approximately $4.4 million in cash and had $13.0 million outstanding balance under its credit facilities, which were used primarily for working capital purposes.
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
The Credit Agreement contains financial covenants that require FGI Industries to maintain aggregate year to date EBITDA figures (defined as earnings before interest, taxes, depreciation and amortization) on a consolidated and unconsolidated basis, tested monthly, of up to $1.6 million and $1.4 million, respectively, as well as maintain certain limits on intercompany loans and affiliate transactions. As of June 30, 2026, FGI Industries was in compliance with these financial covenants.
The loan bears interest at a variable rate based on the Prime Rate (as quoted by the Wall Street Journal) plus a margin between 0% and 1.5% based on the Company’s trailing twelve month EBITDA (subject to a minimum rate of 4.500% per annum).
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $9.1 million and $8.1 million as of June 30, 2026 and December 31, 2025, respectively.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.3 million as of June 30, 2026). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of June 30, 2026, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $2.5 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 basis points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Mr. Liang Chou Chen. Borrowings under this line of credit amounted to $1.4 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively.

Cash Flows
The following table summarizes the key components of our cash flows for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026	2025
	USD	USD
Net cash provided by operating activities	$1,815,957	$195,667
Net cash used in investing activities	(175,399)	(631,150)
Net cash provided by (used in) financing activities	1,166,161	(1,943,867)
Effect of exchange rate fluctuation on cash	(285,462)	340,307
Net changes in cash	2,521,257	(2,039,043)
Cash, beginning of period	1,899,801	4,558,160
Cash, end of period	$4,421,058	$2,519,117
Operating Activities
Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2026, compared to $0.2 million for the same period of 2025. The improvement was primarily driven by favorable working capital changes, including a $3.2 million decrease in inventories and a $1.3 million decrease in prepayments and other receivables from related parties, which provided significant cash inflows. These were supplemented by non-cash adjustments including $1.1 million of amortization, $0.4 million of depreciation, and a $0.5 million provision for defective returns. These inflows were partially offset by a $2.1 million increase in accounts receivable and a $1.8 million decrease in accounts payable. Overall, the improvement in operating cash flow reflects the Company's near-breakeven net loss position, disciplined inventory management, and ongoing working capital optimization compared to the prior year period.
Investing Activities
Net cash used in investing activities totaled $0.2 million for the six months ended June 30, 2026, compared to $0.6 million for the same period of 2025. The decrease was primarily attributable to reduced capital expenditures, with property and equipment purchases declining to $0.2 million from $0.6 million in the prior year period.
Financing Activities
Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2026, primarily reflecting net proceeds from the Company's revolving credit facilities. In contrast, financing activities used $1.9 million of cash for the same period of 2025, reflecting net repayments under these facilities during that period.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.2 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2026.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Income (loss) from operations	$1,400,584	$(832,338)	$709,175	$(2,113,197)
Adjustments:
Non-recurring IPO-related share-based compensation	—	—	—	19,906
Adjusted Operating Income (Loss)	$1,400,584	$(832,338)	$709,175	$(2,093,291)
Revenue	$31,885,552	$30,998,260	$62,387,012	$64,210,808
Adjusted Operating Margins (%)	4.4	(2.7)	1.1	(3.3)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Income (loss) before income taxes	$1,267,861	$(1,579,041)	$149,374	$(3,134,128)
Adjustments:
Non-recurring IPO-related share-based compensation	—	—	—	19,906
Adjusted income (loss) before income taxes	1,267,861	(1,579,041)	149,374	(3,114,222)
Less: income taxes at 18% rate	228,215	(284,227)	26,887	(560,560)
Less: net loss attributable to non-controlling shareholders	(169,447)	(132,941)	(343,207)	(319,406)
Adjusted Net Income (Loss)	$1,209,093	$(1,161,873)	$465,694	$(2,234,256)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness in our internal control over financial reporting described below.
Identified Material Weakness
Management identified a material weakness in internal control over financial reporting related to the precision of journal entry and account reconciliation review controls at a newly in‑scope foreign subsidiary during the year ended December 31, 2025. Although general ledger, reconciliation, and analytical review procedures were performed, these controls were not designed or operating at a level of precision sufficient to evidence the timely detection of potentially material journal entry errors. This material weakness did not result in any identified misstatements of the Company’s consolidated financial statements.

Management's Remediation Initiatives
Management has initiated remediation actions to address the identified material weakness. These actions include the addition of dedicated in-house accounting personnel to oversee the financial close process, the implementation of enhanced journal entry and account reconciliation review procedures with defined documentation and approval requirements and strengthened evidence-retention practices. Management believes these actions, once fully implemented will remediate the material weakness. Management will continue to monitor and test the operating effectiveness of the related controls.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the three months ended June 30, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 14, 2026

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jae Chung
Jae Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)