Form 10-Q
period 2026-09-30
FGI Industries Ltd.
filed 2026-11-13
CIK 1864943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of Ordinary Shares outstanding on November 9, 2026 was 1,931,271.

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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements.
FGI INDUSTRIES LTD.

FGI INDUSTRIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2026	As of December 31, 2025
	USD	USD
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,038,612	$1,899,801
Accounts receivable, net	15,916,785	13,847,762
Inventories, net	13,319,659	15,292,742
Prepayments and other current assets	3,085,612	3,228,259
Prepayments and other receivables – related parties	15,881,880	17,274,859
Total current assets	50,242,548	51,543,423

NONCURRENT ASSETS
Property and equipment, net	3,661,648	3,853,864
Intangible assets, net	1,551,645	1,733,616
Operating lease right-of-use assets, net	11,727,291	11,031,892
Deferred tax assets, net	204,184	211,581
Other noncurrent assets	1,656,650	1,163,205
Total noncurrent assets	18,801,418	17,994,158
Total assets	$69,043,966	$69,537,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term loans	$12,375,362	$11,868,828
Accounts payable	23,322,641	24,687,900
Accounts payable – related parties	87,500	49,855
Operating lease liabilities – current	1,936,030	1,700,936
Accrued expenses and other current liabilities	6,609,374	5,607,405
Total current liabilities	44,330,907	43,914,924

NONCURRENT LIABILITIES
Operating lease liabilities – noncurrent	10,555,682	10,012,616
Total liabilities	54,886,589	53,927,540

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preference Shares ($0.0001 par value, 2,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Ordinary shares ($0.0005 par value, 40,000,000 shares authorized, 1,931,271 and 1,920,140 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	966	960
Additional paid-in capital	21,742,326	21,612,226
Accumulated deficit	(3,546,407)	(2,927,091)
Accumulated other comprehensive loss	(1,944,528)	(1,402,946)
FGI Industries Ltd. shareholders’ equity	16,252,357	17,283,149
Non-controlling interests	(2,094,980)	(1,673,108)
Total shareholders’ equity	14,157,377	15,610,041
Total liabilities and shareholders’ equity	$69,043,966	$69,537,581
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue	$31,694,021	$35,848,861	$94,081,033	$100,059,669

Cost of revenue	22,956,887	26,350,193	66,520,816	72,954,136

Gross profit	8,737,134	9,498,668	27,560,217	27,105,533

Operating expenses
Selling and distribution	6,116,603	6,060,571	18,309,899	19,433,477
General and administrative	2,805,789	2,784,507	8,037,475	8,330,435
Research and development	322,253	283,867	1,011,179	1,085,095
Total operating expenses	9,244,645	9,128,945	27,358,553	28,849,007

(Loss) income from operations	(507,511)	369,723	201,664	(1,743,474)

Other income (expenses)
Interest income	796	661	3,365	2,790
Interest expense	(397,803)	(402,836)	(1,202,456)	(987,787)
Other (expenses) income, net	(46,668)	(36,015)	195,615	(474,124)
Total other expenses, net	(443,675)	(438,190)	(1,003,476)	(1,459,121)

Loss before income taxes	(951,186)	(68,467)	(801,812)	(3,202,595)

Total provision for income taxes	73,499	1,879,599	239,376	925,493

Net loss	(1,024,685)	(1,948,066)	(1,041,188)	(4,128,088)
Less: net loss attributable to non-controlling shareholders	(78,665)	(296,734)	(421,872)	(616,140)
Net loss attributable to FGI Industries Ltd. shareholders	(946,020)	(1,651,332)	(619,316)	(3,511,948)

Other comprehensive (loss) income
Foreign currency translation adjustment	(5,962)	(3,742)	(541,582)	685,725

Comprehensive loss	(1,030,647)	(1,951,808)	(1,582,770)	(3,442,363)
Less: comprehensive loss attributable to non-controlling shareholders	(78,665)	(296,734)	(421,872)	(616,140)
Comprehensive loss attributable to FGI Industries Ltd. shareholders	$(951,982)	$(1,655,074)	$(1,160,898)	$(2,826,223)

Weighted average number of ordinary shares(1)
Basic	1,931,271	1,918,311	1,927,384	1,917,461
Diluted	1,931,271	1,918,311	1,927,384	1,917,461

Loss per share
Basic	$(0.49)	$(0.86)	$(0.32)	$(1.83)
Diluted	$(0.49)	$(0.86)	$(0.32)	$(1.83)
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	1,920,140	$960	$21,612,226	$(2,927,091)	$(1,402,946)	$(1,673,108)	$15,610,041
Share-based compensation	7,186	4	(116,398)	—	—	—	(116,394)
Net loss	—	—	—	(969,405)	—	(173,760)	(1,143,165)
Foreign currency translation adjustments	—	—	—	—	(36,051)	—	(36,051)
Balance at March 31, 2026	1,927,326	$964	$21,495,828	$(3,896,496)	$(1,438,997)	$(1,846,868)	$14,314,431
Share-based compensation	3,945	2	123,248	—	—	—	123,250
Net income (loss)	—	—	—	1,296,109	—	(169,447)	1,126,662
Foreign currency translation adjustments	—	—	—	—	(499,569)	—	(499,569)
Balance at June 30, 2026	1,931,271	$966	$21,619,076	$(2,600,387)	$(1,938,566)	$(2,016,315)	$15,064,774
Share-based compensation	—	—	123,250	—	—	—	123,250
Net loss	—	—	—	(946,020)	—	(78,665)	(1,024,685)
Foreign currency translation adjustments	—	—	—	—	(5,962)	—	(5,962)
Balance at September 30, 2026	1,931,271	$966	$21,742,326	$(3,546,407)	$(1,944,528)	$(2,094,980)	$14,157,377

	Ordinary Shares(1)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	1,912,783	$956	$21,279,047	$3,212,435	$(2,239,560)	$(687,228)	$21,565,650
Share-based compensation	5,118	3	76,303	—	—	—	76,306
Net loss	—	—	—	(629,092)	—	(186,465)	(815,557)
Foreign currency translation adjustments	—	—	—	—	86,432	—	86,432
Balance at March 31, 2025	1,917,901	$959	$21,355,350	$2,583,343	$(2,153,128)	$(873,693)	$20,912,831
Share-based compensation	410	—	124,623	—	—	—	124,623
Net loss	—	—	—	(1,231,524)	—	(132,941)	(1,364,465)
Foreign currency translation adjustments	—	—	—	—	603,035	—	603,035
Balance at June 30, 2025	1,918,311	$959	$21,479,973	$1,351,819	$(1,550,093)	$(1,006,634)	$20,276,024
Share-based compensation	—	—	114,052	—	—	—	114,052
Net loss	—	—	—	(1,651,332)	—	(296,734)	(1,948,066)
Foreign currency translation adjustments	—	—	—	—	(3,742)	—	(3,742)
Balance at September 30, 2025	1,918,311	$959	$21,594,025	$(299,513)	$(1,553,835)	$(1,303,368)	$18,438,268
(1) Giving retroactive effect to the Reverse Share Split of the Preference Shares and Ordinary Shares at a ratio of 1-for-5 that became effective July 31, 2025. See Note 9 “Shareholders' Equity” for details.
_________________________________________________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FGI INDUSTRIES LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,041,188)	$(4,128,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	534,082	493,977
Amortization	1,620,984	1,662,110
Share-based compensation	130,106	314,981
Provision for credit losses	112,306	120,576
Provision for defective return	342,750	307,154
Foreign exchange transaction (gain) loss	(231,811)	412,060
Deferred income tax expense	7,397	640,760
Changes in operating assets and liabilities
Accounts receivable	(2,524,078)	1,730,971
Inventories	1,973,083	1,621,965
Prepayments and other current assets	(194,072)	(303,419)
Prepayments and other receivables – related parties	1,392,978	(5,738,818)
Other noncurrent assets	(493,445)	446,197
Income taxes	336,717	(236,328)
Accounts payable	(1,365,259)	3,323,093
Accounts payable – related parties	37,645	(870,950)
Operating lease liabilities	(1,325,872)	(1,343,196)
Accrued expenses and other current liabilities	1,001,971	(123,781)
Net cash provided by (used in) operating activities	314,294	(1,670,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(348,181)	(818,650)
Purchase of intangible assets	(5,458)	(75,196)
Net cash used in investing activities	(353,639)	(893,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facilities	81,294,167	42,880,436
Repayments of credit facilities	(80,787,633)	(43,306,457)
Net cash provided by (used in) financing activities	506,534	(426,021)

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(328,378)	308,125

NET CHANGES IN CASH	138,811	(2,682,478)
CASH, BEGINNING OF PERIOD	1,899,801	4,558,160
CASH, END OF PERIOD	$2,038,612	$1,875,682

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$(1,136,839)	$(989,844)
Cash paid during the period for income taxes	$(107,442)	$(513,974)

NON-CASH INVESTING AND FINANCING ACTIVITIES
Lease liability arising from obtaining a right-of-use asset	$2,347,798	$1,150,282
Derecognition of right-of-use asset and lease liability upon early termination	$—	$(1,251,111)
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
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $1.0 million and net cash provided by operating activities of $0.3 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had approximately $2.0 million in cash and had $12.4 million outstanding balance under its credit facilities, which were used primarily for working capital purposes.
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
For the purpose of presenting the financial statements of subsidiaries using the Renminbi (“RMB”) as their functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 6.7053 and 6.9835 as of September 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Canadian Dollar (“CAD”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 1.4198 and 1.3690 as of September 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Euro (“EUR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 0.8812 and 0.8500 as of September 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
For the purpose of presenting the financial statements of the subsidiary using the Indian Rupee (“INR”) as its functional currency, the Company’s assets and liabilities are expressed in U.S. Dollars at the exchange rate on the balance sheet date, which was 95.9691 and 89.8354 as of September 30, 2026 and December 31, 2025, respectively; shareholders’ equity accounts are translated at historical rates, and income and expense items are translated at the average exchange rate during the period.
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
Cash
Cash consists of cash on hand and demand deposits placed with banks or other financial institutions that have original maturities of three months or less. The Company did not have any cash equivalents as of September 30, 2026 or December 31, 2025.
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

Inventories, net
Inventories are stated at the lower of cost and net realizable value. Cost consists of purchase price and related shipping and handling expenses, and is determined using the weighted average cost method, based on individual products. The methods of determining inventory costs are used consistently from year to year. The Company records reserves for slow-moving, excess, or obsolete inventory based on historical experience, current inventory levels, forecasted demand, and market conditions. Management reviews this provision quarterly to assess whether, based on economic conditions, it is adequate. Inventory, net consisted of finished goods as of September 30, 2026 and December 31, 2025.
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
Impairment for long-lived assets
Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever material events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset group may not be recoverable. The Company assesses the recoverability of an asset group based on the undiscounted future cash flows the asset group is expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset group plus net proceeds expected from disposition of the asset group, if any, are less than the carrying value of the asset group. If an impairment is identified, the Company would reduce the carrying amount of the asset group to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.
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
•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.
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
The Company records receivables related to revenue when it has an unconditional right to invoice and receive payment.
The Company’s disaggregated revenue is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue by product line
Sanitaryware	$19,125,213	$22,945,010	$54,393,111	$61,187,767
Bath Furniture	3,636,135	3,714,301	11,680,318	11,952,906
Shower System	4,522,456	5,869,423	17,029,929	16,786,602
Others	4,410,217	3,320,127	10,977,675	10,132,394
Total	$31,694,021	$35,848,861	$94,081,033	$100,059,669

	Total Revenue				Total Assets
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of September 30,	As of December 31,
	2026	2025	2026	2025	2026	2025
	USD	USD	USD	USD	USD	USD
Revenue/ total assets by geographic location
United States	$19,825,386	$22,493,458	$61,357,402	$61,632,691	$47,826,708	$46,087,727
Canada	8,301,845	9,120,195	21,016,428	26,072,809	11,978,137	12,686,259
Europe	2,865,729	3,666,761	9,319,985	10,407,865	2,046,524	2,393,191
Rest of World	701,061	568,447	2,387,218	1,946,304	7,192,597	8,370,404
Total	$31,694,021	$35,848,861	$94,081,033	$100,059,669	$69,043,966	$69,537,581
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling and distribution expenses on the accompanying statement of operations and comprehensive loss. For the three months ended September 30, 2026 and 2025, shipping and handling expense was $365,079 and $328,371, respectively. For the nine months ended September 30, 2026 and 2025, shipping and handling expense was $1,123,354 and $1,027,507, respectively.
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
The Company has elected to recognize share-based compensation using the straight-line method for all share-based awards granted over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur in accordance with ASC 718. The Company determines the fair value of the stock options granted to employees. The

Black Scholes Model is applied in determining the estimated fair value of the options granted to employees and non-employees. The Company recognized share-based compensation of $123,250 and $114,052 for the three months ended September 30, 2026 and 2025, respectively, and $130,106 and $314,981 for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026, the tax years ended December 31, 2022 through December 31, 2024 for FGI Industries remain open for statutory examination by tax authority.
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
Comprehensive income (loss)
Comprehensive income (loss) consists of two components: net income and other comprehensive income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of equity but are excluded from net income. Other comprehensive income consists of a foreign currency translation adjustment resulting from the Company not using the U.S. Dollar as its functional currency.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Numerator:
Net loss attributable to FGI Industries Ltd. shareholders	$(946,020)	$(1,651,332)	$(619,316)	$(3,511,948)

Denominator:
Weighted-average number of ordinary shares outstanding — basic	1,931,271	1,918,311	1,927,384	1,917,461
Potentially dilutive shares from outstanding options/RSUs	—	—	—	—
Weighted-average number of ordinary shares outstanding — diluted	1,931,271	1,918,311	1,927,384	1,917,461

Earnings (loss) per share — basic	$(0.49)	$(0.86)	$(0.32)	$(1.83)
Earnings (loss) per share — diluted	$(0.49)	$(0.86)	$(0.32)	$(1.83)
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
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

Note 3 — Accounts receivable, net
Accounts receivable, net consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	USD	USD

Accounts receivable	$17,496,048	$15,058,692
Allowance for credit losses	(229,194)	(203,611)
Accrued defective return and discount	(1,350,069)	(1,007,319)
Accounts receivable, net	$15,916,785	$13,847,762
Movements of allowance for credit losses are as follows:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
	USD	USD

Beginning balance	$203,611	$191,821
Provision	112,306	120,576
Write-off	(86,723)	(97,887)
Ending balance	$229,194	$214,510
Movements of accrued defective return and discount accounts are as follows:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
	USD	USD

Beginning balance	$1,007,319	$1,001,927
Provision	342,750	307,154
Ending balance	$1,350,069	$1,309,081
Note 4 — Prepayments and other current assets
Prepayments and other assets consisted of the following:

	As of September 30, 2026	As of December 31, 2025
	USD	USD

Prepayments	$2,122,936	$1,927,401
Others	962,676	1,300,858
Total prepayments and other current assets	$3,085,612	$3,228,259

Note 5 — Property and equipment, net
Property and equipment, net consist of the following:

	As of September 30, 2026	As of December 31, 2025
	USD	USD

Building	$946,066	$946,066
Leasehold Improvements	2,433,641	2,387,353
Machinery and equipment	4,041,677	3,954,055
Furniture and fixtures	280,558	281,498
Vehicles	147,912	147,912
Molds	26,377	26,377
Construction-in-progress	181,952	—
Subtotal	8,058,183	7,743,261
Less: accumulated depreciation	(4,396,535)	(3,889,397)
Total	$3,661,648	$3,853,864
Depreciation expenses amounted to $178,930 and $182,759 for the three months ended September 30, 2026 and 2025 respectively, and $534,082 and $493,977 for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expenses were included in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Note 6 — Intangible assets, net
Intangible assets, net consist of the following:

	Weighted average amortization period (years)	As of September 30, 2026	As of December 31, 2025
		USD	USD

Software	9.7	$2,073,517	$2,089,909
Accumulated amortization		(521,872)	(356,293)
Intangible assets, net		$1,551,645	$1,733,616
Amortization expenses amounted to $55,434 and $56,701 for the three months ended September 30, 2026 and 2025, respectively, and $170,283 and $140,391 for the nine months ended September 30, 2026 and 2025, respectively, which were included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of September 30, 2026, future amortization was as follows:

For the 12 months ending September 30,
2027	$225,831
2028	210,432
2029	199,432
2030	199,432
2031	199,432
Thereafter	517,086
Total future amortization	$1,551,645

Note 7 — Leases
The Company has operating leases primarily for corporate offices, warehouses and showrooms. Total lease expenses were $668,963 and $634,127 for the three months ended September 30, 2026 and 2025, respectively, and $1,922,130 and $1,938,548 for the nine months ended September 30, 2026 and 2025, respectively.
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets:

	As of September 30, 2026	As of December 31, 2025
	USD	USD

Operating lease right-of-use assets	$11,727,291	$11,031,892
Operating lease liabilities – current	$1,936,030	$1,700,936
Operating lease liabilities – noncurrent	10,555,682	10,012,616
Total operating lease liabilities	$12,491,712	$11,713,552
Information relating to the lease term and discount rate are as follows:

	As of September 30, 2026	As of December 31, 2025

Weighted-average remaining lease term
Operating leases	8.0 years	8.5 years
Weighted-average discount rate
Operating leases	5.7%	5.9%
As of September 30, 2026, the maturities of operating lease liabilities were as follows:

For the 12 months ending September 30,
2027	$2,653,666
2028	2,930,418
2029	2,408,136
2030	1,719,452
2031	1,768,019
Thereafter	3,858,433
Total lease payments	15,338,124
Less: imputed interest	(2,846,412)
Present value of lease liabilities	$12,491,712
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

The Credit Agreement contains financial covenants that require FGI Industries to maintain aggregate year to date EBITDA figures (defined as earnings before interest, taxes, depreciation and amortization) on a consolidated and unconsolidated basis, tested monthly, of up to $1.6 million and $1.4 million, respectively, as well as maintain certain limits on intercompany loans and affiliate transactions. As of September 30, 2026, FGI Industries was in compliance with these financial covenants.
The loan bears interest at a variable rate based on the Prime Rate (as quoted by the Wall Street Journal) plus a margin between 0% and 1.5% based on the Company’s trailing twelve month EBITDA (subject to a minimum rate of 4.500% per annum).
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $9.7 million and $8.1 million as of September 30, 2026 and December 31, 2025, respectively.
RBC Bank Loan / Foreign Exchange Facility
FGI Canada has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.3 million as of September 30, 2026). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2026, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $1.6 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 basis points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Mr. Liang Chou Chen. Borrowings under this line of credit amounted to $1.0 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively.
Weighted average interest rate for the aforementioned credit facilities was 7.58% and 6.23% as of September 30, 2026 and December 31, 2025, respectively.
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
On October 7, 2021, the board approved the adoption of the FGI Industries Ltd. Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company’s shareholders on October 7, 2021, and became effective on the effective date of the Company’s consummation of the IPO of its ordinary shares. The ESPP offers eligible employees the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions that will be applied towards the purchase of ordinary shares at a discount from the then-current market price. As of September 30, 2026, no shares were issued under the ESPP.
The board set the maximum aggregate number of ordinary shares reserved and available pursuant to the 2021 Equity Plan at 300,000 shares. The number of ordinary shares reserved for issuance under our 2021 Equity Plan will automatically increase on the first day of each year, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the immediately preceding calendar year, (b) 120,000 ordinary shares, or (c) such lesser number of shares as determined by the Board. The 2021 Equity Plan became effective on September 28, 2021.
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
The following table summarizes the Company's share option and RSU activity for the nine months ended September 30, 2026:

	Share Options					RSUs
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Average Intrinsic Value	Number of RSUs	Weighted Average Grant Date Fair Value
		USD	USD	Years	USD		USD
Beginning of period	336,996	$6.32	$3.72			272,234	$8.34
Granted	134,612	$3.85	$3.80			179,347	$3.85
Canceled	(174,649)	$4.05	$2.93			(22,796)	$10.40
Exercised or released	—					(6,583)	$4.05
End of period	296,959	$6.53	$4.22	8.00	$773,463	422,202	$6.45
Vested and exercisable	137,365	$9.68	$4.96	6.46	$122,361
Total fair value of options awarded was $511,200 and $572,745 for the nine months ended September 30, 2026 and 2025, respectively.

The aggregate intrinsic value in the table above represents the difference between the exercise price of the awards and the fair value of the underlying Ordinary Shares at each reporting date, for those awards that had exercise price below the estimated fair value of the relevant Ordinary Shares.
Fair value of options
The Company used the Black-Scholes simplified method for the nine months ended September 30, 2026 and 2025. The assumptions used to value the options granted to employees were as follows:

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
The following table sets forth the amount of share-based compensation expense included in each of the relevant financial statement line items:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Selling and distribution expenses	$11,193	$17,567	$39,952	$71,022
General and administrative expenses	112,057	96,485	90,154	243,959
Total share-based compensation expenses	$123,250	$114,052	$130,106	$314,981
As of September 30, 2026, there was $1,095,075 in total unrecognized employee share-based compensation expense related to unvested options and RSUs, which may be adjusted for forfeitures occurring in the future. Total unrecognized compensation cost may be recognized over a weighted-average period of 2.41 years.
Note 11 — Income taxes
Our effective tax rate was (7.7)% and (2,745.3)% for the three months ended September 30, 2026 and 2025, respectively, and was (29.9)% and (28.9)% for the nine months ended September 30, 2026 and 2025, respectively.
The effective tax rate for the three months ended September 30, 2026 and 2025, the difference from the statutory rate was primarily attributable to the recognition of a valuation allowance established against deferred tax assets in certain jurisdictions, which increased income tax expense without a corresponding change in pre-tax income.

Note 12 — Related party transactions and balances
Sales to a related party

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2026	2025	2026	2025
			USD	USD	USD	USD
Foremost Worldwide Co., Ltd.	An entity under common control	Sales	$701,061	$300,332	$2,386,938	$1,660,567
			$701,061	$300,332	$2,386,938	$1,660,567
Purchases from related parties

Name of Related Party	Relationship	Nature of Transactions	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2026	2025	2026	2025
			USD	USD	USD	USD
Focal Capital Holding Limited	An entity under common control	Purchases	$1,713,403	$1,063,744	$4,135,576	$4,412,916
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	1,412,044	1,461,397	3,863,400	4,116,219
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	An entity under common control	Purchases	118,862	27,542	217,616	232,349
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Purchases	—	3,617	—	15,376
			$3,244,309	$2,556,300	$8,216,592	$8,776,860

The ending balances of such transactions as of September 30, 2026 and December 31, 2025 are as follows:
Prepayments, other receivables and payables — related parties

Name of Related Party	Relationship	Nature of Transactions	As of September 30, 2026	As of December 31, 2025
			USD	USD

Focal Capital Holding Limited	An entity under common control	Purchases	$—	$4,118,054
Foremost Worldwide Co., Ltd.	An entity under common control	Purchases	13,175,251	9,978,936
Foremost Home Inc. (“FHI”)	An entity under common control	Shared services and Miscellaneous expenses	3,670,351	3,621,746
Foremost Worldwide Co., Ltd.	An entity under common control	Shared services and Miscellaneous expenses	(447,259)	(370,368)
Focal Capital Holding Limited	An entity under common control	Miscellaneous expenses	(5,045)	—
F.P.Z. Furniture (Cambodia) Co., Ltd.	An entity under common control	Miscellaneous expenses	(511,418)	(73,509)
			$15,881,880	$17,274,859
Accounts Payables — related parties

Name of Related Party	As of September 30, 2026	As of December 31, 2025
	USD	USD

Focal Capital Holding Limited	$17,515	$—
Rizhao Foremost Woodwork Manufacturing Co., Ltd.	$69,985	$49,855
	$87,500	$49,855
Shared Service and Miscellaneous expenses – related party
FGI Industries is party to the FHI Shared Services Agreement with FHI. Total amounts provided to FHI under the FHI Share Services Agreement were $115,000 and $167,381 for the three months ended September 30, 2026 and 2025, respectively, and $382,426 and $510,917 for the nine months ended September 30, 2026 and 2025, respectively, which were recorded under selling and distribution expenses and general and administrative expenses.
FGI is party to the Worldwide Shared Services Agreement with Foremost Worldwide. Total amounts provided from Foremost Worldwide under the Worldwide Shared Services Agreement were $77,827 and $76,690 for the three months ended September 30, 2026 and 2025, respectively, and $219,299 and $210,261 for the nine months ended September 30, 2026 and 2025, respectively.
Loan guarantee by a related party
Mr. Liang Chou Chen holds approximately 49.91% of the voting control of Foremost, the Company’s majority shareholder, is a guarantor of the loans under the CTBC Credit Line and, together with his wife, Ms. Han Ping Chen, is a guarantor under the Credit Agreement. See Note 8 for details.

Note 13 — Concentrations of risks
Credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Federal Deposit Insurance Corporation pays compensation up to a limit of USD250,000 if the bank with which a depositor holds its eligible deposit fails. As of September 30, 2026, a cash balance of USD520,067 was maintained at financial institutions in the United States, of which USD87,121 was subject to credit risk. The Taiwan Central Deposit Insurance Corporation pays compensation up to a limit of TWD3,000,000 (approximately USD94,192) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2026, an aggregated cash balance of USD980,375 was maintained at financial institutions in Taiwan, of which USD634,679 was subject to credit risk. As of September 30, 2026, cash balance of USD30,368 was maintained at financial institutions in Kingdom of Cambodia, all of which was subject to credit risk. The European Banking Authority pays compensation up to a limit of EUR100,000 (approximately USD113,482) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2026, cash balance of EUR300,688 (USD341,225) was maintained at financial institutions in Europe, of which EUR179,102 (USD203,247) was subject to credit risk. The Reserve Bank of India pays compensation up to a limit of INR500,000 (approximately USD5,210) if the bank with which an individual/a company holds its eligible deposit fails. As of September 30, 2026, cash balance of INR2,582,011 (USD26,905) was maintained at financial institutions in India, of which INR2,082,011 (USD21,695) was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.
The Company is also exposed to risk from its accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.
Customer concentration risk
For the three months ended September 30, 2026, three customers accounted for 14.2%, 14.0% and 11.9% of the Company’s total revenue, respectively. For the three months ended September 30, 2025, four customers accounted for 15.3%, 13.3%, 10.7% and 10.1% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2026 and 2025.
For the nine months ended September 30, 2026, four customers accounted for 14.8%, 12.8%, 11.4% and 10.3% of the Company’s total revenue, respectively. For the nine months ended September 30, 2025, four customers accounted for 15.2%, 12.7%, 10.8% and 10.0% of the Company’s total revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, three customers accounted for 24.0%, 20.2% and 11.3% of the total balance of accounts receivable, respectively. As of December 31, 2025, four customers accounted for 21.1%, 15.3%, 13.8% and 11.8% of the total balance of accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2026 and December 31, 2025.
Vendor concentration risk
For the three months ended September 30, 2026, Tangshan Huida Ceramic Group Co., Ltd (“Huida”) accounted for 53.8% of the Company’s total purchases. For the three months ended September 30, 2025, Huida accounted for 60.6% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the three months ended September 30, 2026 and 2025.
For the nine months ended September 30, 2026, Huida accounted for 51.8% of the Company’s total purchases. For the nine months ended September 30, 2025, Huida accounted for 58.0% of the Company’s total purchases. No other supplier accounted for more than 10% of the Company’s total purchases for the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, Huida accounted for 76.2% of the total balance of accounts payable. As of December 31, 2025, Huida accounted for 83.3% of the total balance of accounts payable. No other supplier accounted for more than 10% of the Company’s accounts payable as of September 30, 2026 and December 31, 2025.

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
The accounting policies of the kitchen and bath segment are the same as those described in the summary of significant accounting policies. The measure of segment net income (loss) is reported on the consolidated statements of operations and comprehensive income (loss) as net income (loss). The measure of segment total assets is reported on the consolidated balance sheets as total assets.
The Company's segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment's net income (loss) to the consolidated net income (loss) are as follows:

	Kitchen and Bath Segment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Revenue	$31,694,021	$35,848,861	$94,081,033	$100,059,669
Less:
Cost of revenue	22,956,887	26,350,193	66,520,816	72,954,136
Selling and distribution expenses	6,116,603	6,060,571	18,309,899	19,433,477
General and administrative expenses	2,805,789	2,784,507	8,037,475	8,330,435
Research and development expenses	322,253	283,867	1,011,179	1,085,095
Other segment items(1)	443,675	438,190	1,003,476	1,459,121
Provision for income taxes	73,499	1,879,599	239,376	925,493
Segment net loss	(1,024,685)	(1,948,066)	(1,041,188)	(4,128,088)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(1,024,685)	$(1,948,066)	$(1,041,188)	$(4,128,088)
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
•Enhanced margin performance. Our focus on higher-margin products has continued to deliver results, with gross margins reaching 29.3% for the nine months ended September 30, 2026, 27.0% in 2025 and 26.9% in 2024, a significant rise from 19.5% in 2022. This positive trajectory in margins reflects our commitment to optimizing our product mix and operational efficiency, as well as the benefit of certain cost recoveries, despite recent headwinds from tariffs. Looking ahead, we anticipate gross margins to remain in line with the levels achieved in 2025 and 2024.
•Efficient capital deployment. We will continue to prioritize capital deployment in support of organic growth opportunities, while continuing to evaluate strategic M&A opportunities. With total financial resources of $6.3 million as of September 30, 2026, the Company believes it has sufficient financial flexibility to fund its organic growth strategy.
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
Tariff Developments
Our business was significantly impacted by the changes in the U.S. tariff regime in 2025 and related responses from foreign jurisdictions. We seek to offset tariffs and other costs through pricing, savings, sourcing changes and other measures, but demand could decline if consumer confidence weakens or the prices of our products increase. In February 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. These global tariffs were recently invalidated by a U.S. Court of International Trade ruling, but the government has filed a notice of appeal. During the three months ended June 30, 2026, the Company received approximately $2.7 million in refunds of IEEPA tariffs previously paid, which was recognized as a reduction to cost of revenue in the second quarter of 2026. In July 2026, the global tariff under Section 122 expired and was replaced by new tariffs generally ranging from 10% to 12.5% under Section 301. Several legal challenges to these new tariffs have been implemented. It remains uncertain what impact the ongoing legal and regulatory developments will have on our future financial results, including the availability of any additional refunds of amounts previously paid, any fluctuations in the level of replacement tariffs imposed, or the addition of any new tariffs through other means.
Supply Chain Operations
As part of our ongoing efforts to diversify our supply chain and manage expenses, we are currently working on initiatives to optimize our warehouse operations and global sourcing strategy. We are in the process of onboarding several suppliers in new jurisdictions in order to diversify our supply chain. As part of these efforts, we have been making several adjustments to our warehouse operations across multiple locations and expect to begin operations at a new warehouse in Texas to support distributions in the southern United States. These initiatives, if successful, are expected to deliver cost savings through reduced freight costs and shipping times for our North American operations.
Distribution Facility Lease
During fiscal 2026, the Company entered into a long-term operating lease for a distribution facility in Baytown, Texas to support its warehousing and distribution operations. The lease extends through January 2032 and includes scheduled rent escalations over the term. Management believes the facility provides sufficient capacity to support anticipated business growth and enhance distribution capabilities. The lease represents a long-term operating commitment and is not expected to have a material adverse effect on the Company's liquidity or capital resources.
Results of Operations
The following table summarizes the results of our operations for the three and nine months ended September 30, 2026 and 2025 and provides information regarding the dollar and percentage increase (decrease) during such periods.

For the Three and Nine Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percentage
			USD	%
Revenue	$31,694,021	$35,848,861	$(4,154,840)	(11.6)
Cost of revenue	22,956,887	26,350,193	(3,393,306)	(12.9)
Gross profit	8,737,134	9,498,668	(761,534)	(8.0)
Selling and distribution expenses	6,116,603	6,060,571	56,032	0.9
General and administrative expenses	2,805,789	2,784,507	21,282	0.8
Research and development expenses	322,253	283,867	38,386	13.5
Loss (income) from operations	(507,511)	369,723	(877,234)	(237.3)
Operating margins (%)	(1.6)	1.0	(260)	bps
Total other expenses, net	(443,675)	(438,190)	(5,485)	1.3
Provision for income taxes	73,499	1,879,599	(1,806,100)	(96.1)
Net loss	(1,024,685)	(1,948,066)	923,381	(47.4)
Net loss attributable to FGI Industries Ltd. shareholders	(946,020)	(1,651,332)	705,312	(42.7)
Adjusted (loss) income from operations(1)	(507,511)	369,723	(877,234)	(237.3)
Adjusted operating margins (%)(1)	(1.6)	1.0	(260)	bps
Adjusted net (loss) income attributable to FGI Industries Ltd. shareholders(1)	$(701,308)	$240,591	$(941,899)	(391.5)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage
	USD	USD	USD	%
Revenue	$94,081,033	$100,059,669	$(5,978,636)	(6.0)
Cost of revenue	66,520,816	72,954,136	(6,433,320)	(8.8)
Gross profit	27,560,217	27,105,533	454,684	1.7
Selling and distribution expenses	18,309,899	19,433,477	(1,123,578)	(5.8)
General and administrative expenses	8,037,475	8,330,435	(292,960)	(3.5)
Research and development expenses	1,011,179	1,085,095	(73,916)	(6.8)
Income (loss) from operations	201,664	(1,743,474)	1,945,138	(111.6)
Operating margins (%)	0.2	(1.7)	190	bps
Total other expenses, net	(1,003,476)	(1,459,121)	455,645	(31.2)
Provision for income taxes	239,376	925,493	(686,117)	(74.1)
Net loss	(1,041,188)	(4,128,088)	3,086,900	(74.8)
Net loss attributable to FGI Industries Ltd. shareholders	(619,316)	(3,511,948)	2,892,632	(82.4)
Adjusted income (loss) from operations(1)	201,664	(1,723,568)	1,925,232	(111.7)
Adjusted operating margins (%)(1)	0.2	(1.7)	190	bps
Adjusted net loss attributable to FGI Industries Ltd. shareholders(1)	$(235,614)	$(1,993,665)	$1,758,051	(88.2)
_________________________________________________
(1)See “Non-GAAP Measures” below for more information on our use of these adjusted figures and a reconciliation of these financial measures to their closest U.S. generally accepted accounting principles (“GAAP”) comparators.
Revenue
For the three months ended September 30, 2026, our revenue decreased by $4.2 million, or 11.6%, to $31.7 million from $35.8 million for the same period last year. The decrease was primarily driven by declines in sanitaryware and shower system sales, which decreased by 16.6% and 22.9%, respectively, partially offset by a 32.8% increase in other revenue.
For the nine months ended September 30, 2026, our revenue decreased by $6.0 million, or 6.0%, to $94.1 million from $100.1 million for the same period last year. The decrease was primarily driven by an 11.1% decline in sanitaryware sales and a 2.3% decline in bath furniture sales, partially offset by a 1.4% increase in shower system sales and an 8.3% increase in other revenue.
Revenue categories by product are summarized as follows:

	For the Three Months Ended September 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$19,125,213	60.3	$22,945,010	64.0	(16.6)
Bath Furniture	3,636,135	11.5	3,714,301	10.4	(2.1)
Shower System	4,522,456	14.3	5,869,423	16.4	(22.9)
Others	4,410,217	13.9	3,320,127	9.2	32.8
Total	$31,694,021	100.0	$35,848,861	100.0	(11.6)

	For the Nine Months Ended September 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
Sanitaryware	$54,393,111	57.8	$61,187,767	61.2	(11.1)
Bath Furniture	11,680,318	12.4	11,952,906	11.9	(2.3)
Shower System	17,029,929	18.1	16,786,602	16.8	1.4
Others	10,977,675	11.7	10,132,394	10.1	8.3
Total	$94,081,033	100.0	$100,059,669	100.0	(6.0)
Sanitaryware is our largest product category, accounting for 60.3% and 57.8% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 64.0% and 61.2% for the comparable periods of 2025. For the three months ended September 30, 2026, sanitaryware revenue decreased by 16.6% to $19.1 million from $22.9 million for the same period of 2025. For the nine months ended September 30, 2026, sanitaryware revenue decreased by 11.1% to $54.4 million from $61.2 million for the same period of 2025. The declines across both periods reflect continued softness in housing and remodeling activity and reduced customer purchasing, which weighed on demand.
Bath furniture accounted for 11.5% and 12.4% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 10.4% and 11.9% for the comparable periods of 2025. Bath furniture sales decreased by 2.1% to $3.6 million for the three months ended September 30, 2026, compared to $3.7 million for the same period of 2025. For the nine months ended September 30, 2026, bath furniture sales decreased by 2.3% to $11.7 million from $12.0 million for the same period of 2025. Our recently launched mid-tier products, designed to better address the current demand environment, are helping to partially mitigate the broader decline.
Shower systems accounted for approximately 14.3% and 18.1% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 16.4% and 16.8% for the comparable periods of 2025. Revenue from shower system sales decreased by 22.9% to $4.5 million for the three months ended September 30, 2026, compared to $5.9 million for the same period of 2025. For the nine months ended September 30, 2026, revenue from shower system sales increased by 1.4% to $17.0 million from $16.8 million for the same period of 2025. New programs secured during the quarter broadened the opportunity for future sales growth; however, these programs had not yet ramped sufficiently to offset the third-quarter decline.
Other revenue (primarily custom kitchen cabinetry from our Covered Bridge business) accounted for 13.9% and 11.7% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 9.2% and 10.1% for the comparable periods of 2025. Other revenue increased by 32.8% to $4.4 million for the three months ended September 30, 2026, compared to $3.3 million for the same period of 2025. For the nine months ended September 30, 2026, other revenue increased by 8.3% to $11.0 million from $10.1 million for the same period of 2025. The increases were primarily driven by continued volume growth in our Covered Bridge custom kitchen cabinetry business.
Revenue Categories by Geographic Location
We derive our revenue primarily from the United States, Canada and Europe. Revenue categories by geographic location are summarized as follows:

	For the Three Months Ended September 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
United States	$19,825,386	62.6	$22,493,458	62.7	(11.9)
Canada	8,301,845	26.2	9,120,195	25.4	(9.0)
Europe	2,865,729	9.0	3,666,761	10.2	(21.8)
Rest of World	701,061	2.2	568,447	1.7	23.3
Total	$31,694,021	100.0	$35,848,861	100.0	(11.6)

	For the Nine Months Ended September 30,				Change
	2026	Percentage	2025	Percentage	Percentage
	USD	%	USD	%	%
United States	$61,357,402	65.2	$61,632,691	61.6	(0.4)
Canada	21,016,428	22.3	26,072,809	26.1	(19.4)
Europe	9,319,985	9.9	10,407,865	10.4	(10.5)
Rest of World	2,387,218	2.6	1,946,304	1.9	22.7
Total	$94,081,033	100.0	$100,059,669	100.0	(6.0)
The United States is our largest market, accounting for 62.6% and 65.2% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 62.7% and 61.6% for the comparable periods of 2025. For the three months ended September 30, 2026, U.S. revenue decreased by 11.9% to $19.8 million from $22.5 million for the same period of 2025. For the nine months ended September 30, 2026, U.S. revenue decreased by 0.4% to $61.4 million from $61.6 million for the same period of 2025. The three-month decline reflects lower demand across several product categories in the period.
Canada is our second largest market, accounting for 26.2% and 22.3% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 25.4% and 26.1% for the comparable periods of 2025. For the three months ended September 30, 2026, Canadian revenue decreased by 9.0% to $8.3 million from $9.1 million for the same period of 2025. For the nine months ended September 30, 2026, Canadian revenue decreased by 19.4% to $21.0 million from $26.1 million for the same period of 2025. The declines across both periods reflect softer demand in the Canadian market, including lower toilet sales, as well as a challenging environment for housing and remodeling activity.
Europe, which consists primarily of sales in Germany, accounted for 9.0% and 9.9% of our total revenue for the three and nine months ended September 30, 2026, respectively, compared to 10.2% and 10.4% for the comparable periods of 2025. For the three months ended September 30, 2026, European revenue decreased by 21.8% to $2.9 million from $3.7 million for the same period of 2025. For the nine months ended September 30, 2026, European revenue decreased by 10.5% to $9.3 million from $10.4 million for the same period of 2025. The declines across both periods were driven by lower sales volumes in the European market.
Gross Profit
Gross profit was $8.7 million and $27.6 million for the three and nine months ended September 30, 2026, representing changes of (8.0)% and 1.7% compared to the same periods of 2025, respectively. Gross profit margin was 27.6% and 29.3% for the three and nine months ended September 30, 2026, up 110 basis points and 220 basis points from 26.5% and 27.1% for the comparable periods of 2025, respectively. The three-month margin contraction reflects lower sales volumes, unfavorable fixed-cost absorption, and competitive pricing conditions, partially offset by product mix and ongoing cost-control efforts.
Operating Expenses
Selling and distribution expenses primarily consisted of personnel costs, marketing and promotion costs, commissions, and freight and leasing charges. Our selling and distribution expenses increased by $0.1 million, or 0.9%, to $6.1 million for the three months ended September 30, 2026, from $6.1 million for the three months ended September 30, 2025, and decreased by $1.1 million, or 5.8%, to $18.3 million for the nine months ended September 30, 2026, from $19.4 million for the nine months ended September 30, 2025. The decrease in the nine-month period was largely attributable to actions taken to optimize our facility footprint and reduce ongoing overhead costs.
General and administrative expenses primarily consisted of personnel costs, professional service fees, depreciation, travel, and office supply expenses. Our general and administrative expenses increased by less than $0.1 million, or 0.8%, to $2.8 million for the three months ended September 30, 2026, from $2.8 million for the three months ended September 30, 2025, and decreased by $0.3 million, or 3.5%, to $8.0 million for the nine months ended September 30, 2026, from $8.3 million for the nine months ended September 30, 2025, reflecting our ongoing efforts to optimize operations and reduce overall operating expenses.
Research and development expenses mainly consisted of personnel costs and product development costs. Our research and development activities remained stable and are relatively immaterial to our results.

Other Income (Expenses)
Other income (expenses) represents interest income and expenses, as well as non-recurring non-operating gains and losses. Interest expense increased due to a higher average loan balance during the period.
Provision for Income Taxes
We recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2026, compared to $1.9 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded a provision for income taxes of approximately $0.2 million, compared to a provision of $0.9 million for the same period of 2025. Our effective tax rate was (7.7)% and (29.9)% for the three and nine months ended September 30, 2026, respectively, compared to (2,745.3)% and (28.9)% for the comparable periods of 2025. The fluctuations were primarily driven by the recognition of a valuation allowance against deferred tax assets in certain jurisdictions and differing statutory tax rates across our international operations.
Net Loss
We incurred a net loss of $1.0 million for the three months ended September 30, 2026, compared to a net loss of $1.9 million for the same period of 2025. For the nine months ended September 30, 2026, net loss was $1.0 million, compared to a net loss of $4.1 million for the same period of 2025. These changes reflect the combination of the factors discussed above, including the challenging revenue environment in the third quarter, partially offset by improved gross margins on a year-to-date basis due to cost recoveries and disciplined expense management.
Liquidity and Capital Resources
The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the normal course of business and will be able to realize its assets and discharge its liabilities as they become due. The Company has incurred net loss of $1.0 million and net cash provided by operating activities of $0.3 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had approximately $2.0 million in cash and had $12.4 million outstanding balance under its credit facilities, which were used primarily for working capital purposes.
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

The Credit Agreement contains financial covenants that require FGI Industries to maintain aggregate year to date EBITDA figures (defined as earnings before interest, taxes, depreciation and amortization) on a consolidated and unconsolidated basis, tested monthly, of up to $1.6 million and $1.4 million, respectively, as well as maintain certain limits on intercompany loans and affiliate transactions. As of September 30, 2026, FGI Industries was in compliance with these financial covenants.
The loan bears interest at a variable rate based on the Prime Rate (as quoted by the Wall Street Journal) plus a margin between 0% and 1.5% based on the Company’s trailing twelve month EBITDA (subject to a minimum rate of 4.500% per annum).
Each sum of borrowings under the Credit Agreement is classified as a short-term loan. The outstanding balance of such loan was $9.7 million and $8.1 million as of September 30, 2026 and December 31, 2025, respectively. The Company expects to discuss a renewal of this facility with East West Bank ahead of maturity.
RBC Bank Loan
FGI Canada Ltd. (“FGI Canada”) has a line of credit agreement with Royal Bank of Canada (“RBC”), successor by amalgamation of HSBC Canada (the “Canadian Revolver”). The revolving line of credit with RBC allows for borrowing up to CAD7.5 million (USD5.3 million as of September 30, 2026). This is an assets-based line of credit, the borrowing limit is calculated based on certain percentage of accounts receivable and inventory balances. Pursuant to the Canadian Revolver, FGI Canada is required to maintain (a) a debt to tangible net worth ratio of no more than 3.00 to 1.00; and (b) a ratio of current assets to current liabilities of at least 1.25 to 1.00. The loan bears interest at a rate of Prime rate plus 0.50%. As of September 30, 2026, FGI Canada was in compliance with these financial covenants.
Borrowings under this line of credit amounted to $1.6 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. The facility matures at the discretion of RBC upon 60 days’ notice.
FGI Canada also has a revolving foreign exchange facility with RBC of up to a permitted maximum of USD3.0 million. The advances are available to purchase foreign exchange forward contracts from time to time up to six months, subject to an overall maximum aggregate USD Equivalent outstanding face value not exceeding USD3.0 million.
CTBC Credit Facility
On January 25, 2024, FGI International entered into an omnibus credit line (the “CTBC Credit Line”) with CTBC Bank Co., Ltd. (“CTBC”). Under the CTBC Credit Line, FGI International may borrow, from time to time, up to $2.5 million, with borrowings limited to 90% of FGI International’s export “open account” trade receivables. The CTBC Credit Line will bear interest at a rate of “Base Rate”, which is based on monthly or quarterly Taipei Interbank Offered Rate in effect from time to time, plus 120 basis points and handling fees, unless otherwise agreed to by the parties. The CTBC Credit Line is unsecured and is fully guaranteed by the Company and partially guaranteed by Mr. Liang Chou Chen. Borrowings under this line of credit amounted to $1.0 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively.

Cash Flows
The following table summarizes the key components of our cash flows for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026	2025
	USD	USD
Net cash provided by (used in) operating activities	$314,294	$(1,670,736)
Net cash used in investing activities	(353,639)	(893,846)
Net cash provided by (used in) financing activities	506,534	(426,021)
Effect of exchange rate fluctuation on cash	(328,378)	308,125
Net changes in cash	138,811	(2,682,478)
Cash, beginning of period	1,899,801	4,558,160
Cash, end of period	$2,038,612	$1,875,682
Operating Activities
Net cash provided by operating activities was $0.3 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $1.7 million for the same period of 2025, reflecting a $2.0 million year-over-year improvement. The most significant contributor to this improvement was a $3.1 million reduction in net loss, from $4.1 million in the prior year period to $1.0 million in the current period. Working capital dynamics also shifted meaningfully: prepayments and other receivables from related parties swung from a $5.7 million cash outflow in 2025 to a $1.4 million inflow in 2026, contributing approximately $7.1 million in relative improvement. These favorable factors were substantially offset by a reversal in accounts receivable, which shifted from a $1.7 million inflow in 2025 to a $2.5 million outflow in 2026, and a reversal in accounts payable, which shifted from a $3.3 million inflow in 2025 to a $1.4 million outflow in 2026, together representing approximately $9.0 million in combined headwinds. Non-cash charges, including $1.6 million of amortization and $0.5 million of depreciation, were largely consistent with the prior year period and did not materially contribute to the year-over-year change.
Investing Activities
Net cash used in investing activities totaled $0.4 million for the nine months ended September 30, 2026, compared to $0.9 million for the same period of 2025. The decrease was primarily attributable to reduced capital expenditures, with property and equipment purchases declining to $0.3 million from $0.8 million in the prior year period.
Financing Activities
Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2026, primarily reflecting net proceeds from the Company's revolving credit facilities of approximately $0.5 million. In contrast, financing activities used $0.4 million of cash for the same period of 2025, reflecting net repayments under these facilities during that period.
Commitments and Contingencies
Capital Expenditures
Our capital expenditures were incurred primarily in connection with the acquisition of property and equipment. Our capital expenditures amounted to $0.4 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. We do not expect to incur significant capital expenditures in the immediate future.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenue and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2026.
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
We define Adjusted Operating Income as GAAP income from operations excluding the impact of certain non-recurring income and expenses, including non-recurring compensation expenses related to our initial public offering ("IPO"). We define Adjusted Net Income as GAAP income before income taxes excluding the impact of certain non-recurring income and expenses, such as non-recurring compensation expenses related to our IPO, as well as income taxes at historical average effective rate, and net income attributable to non-controlling shareholders. We define Adjusted Operating Margins as adjusted income from operations divided by revenue.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Income (loss) from operations	$(507,511)	$369,723	$201,664	$(1,743,474)
Adjustments:
Non-recurring IPO-related share-based compensation	—	—	—	19,906
Adjusted Operating (Loss) Income	$(507,511)	$369,723	$201,664	$(1,723,568)
Revenue	$31,694,021	$35,848,861	$94,081,033	$100,059,669
Adjusted Operating Margins (%)	(1.6)	1.0	0.2	(1.7)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	USD	USD	USD	USD
Loss before income taxes	$(951,186)	$(68,467)	$(801,812)	$(3,202,595)
Adjustments:
Non-recurring IPO-related share-based compensation	—	—	—	19,906
Adjusted income (loss) before income taxes	(951,186)	(68,467)	(801,812)	(3,182,689)
Less: income taxes at 18% rate	(171,213)	(12,324)	(144,326)	(572,884)
Less: net loss attributable to non-controlling shareholders	(78,665)	(296,734)	(421,872)	(616,140)
Adjusted Net (Loss) Income	$(701,308)	$240,591	$(235,614)	$(1,993,665)
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective.
Evaluation of the Effectiveness of Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weakness in our internal control over financial reporting described below.
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

Management's Remediation Initiatives
Management has continued with the implementation of the remediation actions to address the identified material weakness. These actions include the addition of dedicated in-house accounting personnel to oversee the financial close process, the implementation of enhanced journal entry and account reconciliation review procedures with defined documentation and approval requirements and strengthened evidence-retention practices. Management believes these actions, once fully implemented will remediate the material weakness. Management will continue to monitor and test the operating effectiveness of the related controls.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Trading Plans
During the three months ended September 30, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following material from FGI Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 13, 2026

FGI Industries Ltd.

By:	/s/ David Bruce
David Bruce
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jae Chung
Jae Chung
Chief Financial Officer
(Principal Financial and Accounting Officer)